Form 10-Q
period 1994-09-30
BALCOR GROWTH FUND
filed 1994-11-09
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15646
                       -------


                            BALCOR GROWTH FUND
             A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3378299
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                        (An Illinois Limited Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                   ASSETS

                                                  1994            1993
                                             -------------   -------------
Cash and cash equivalents                    $      1,898   $      43,067
Investment in joint ventures with affiliates    1,086,257       1,410,102
                                             -------------  --------------
                                             $  1,088,155   $   1,453,169
                                             =============  ==============



                         LIABILITIES AND PARTNERS' CAPITAL



Loan payable - affiliate                     $    715,645   $     695,645
Accounts payable                                    7,278          14,556
Due to affiliates                                 129,113          77,796
                                             -------------  --------------
    Total liabilities                             852,036         787,997

Affiliate's participation in joint venture        400,429         444,738

Partners' capital (7,084 Limited Partnership
  Interests issued and outstanding)              (164,310)        220,434
                                             -------------  --------------
                                             $  1,088,155   $   1,453,169
                                             =============  ==============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                     (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1994 and 1993
                                   (Unaudited)


                                                  1994            1993
                                             -------------   -------------
Expenses:
  Interest on short-term loan from
    an affiliate                             $     27,227    $     18,110
  Administrative                                  117,734          84,758
  Participation in losses of joint ventures
    with affiliates                               260,845         283,852
                                             -------------   -------------
      Total expenses                              405,806         386,720
                                             -------------   -------------
Loss before affiliate's participation
  in loss from joint venture                     (405,806)       (386,720)

Affiliate's participation in loss
  from joint venture                               21,062          26,672
                                             -------------   -------------
Net loss                                     $   (384,744)   $   (360,048)
                                             =============   =============
Net loss allocated to General Partner        $     (3,847)   $     (3,600)
                                             =============   =============
Net loss allocated to Limited Partners       $   (380,897)   $   (356,448)
                                             =============   =============
Net loss per Limited Partnership Interest
  (7,084 issued and outstanding)             $     (53.77)   $     (50.32)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                     (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                  1994            1993
                                             -------------   -------------
Expenses:
  Interest on short-term loan from
    an affiliate                             $     10,537    $      6,076
  Administrative                                   40,998          34,794
  Participation in losses of joint ventures
    with affiliates                                89,468         119,197
                                             -------------   -------------
      Total expenses                              141,003         160,067
                                             -------------   -------------
Loss before affiliate's participation
  in loss from joint venture                     (141,003)       (160,067)

Affiliate's participation in loss
  from joint venture                                5,987          14,471
                                             -------------   -------------
Net loss                                     $   (135,016)   $   (145,596)
                                             =============   =============
Net loss allocated to General Partner        $     (1,350)   $     (1,455)
                                             =============   =============
Net loss allocated to Limited Partners       $   (133,666)   $   (144,141)
                                             =============   =============
Net loss per Limited Partnership Interest
  (7,084 issued and outstanding)             $     (18.87)   $     (20.35)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)


                                                  1994            1993
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (384,744)   $   (360,048)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Affiliate's participation in loss from
        joint venture                             (21,062)        (26,672)
      Participation in losses of joint
        ventures with affiliates                  260,845         283,852
      Net change in:
        Accounts payable                           (7,278)         (6,043)
        Due to affiliates                          51,317          20,666
                                             -------------   -------------
  Net cash used in operating activities          (100,922)        (88,245)
                                             -------------   -------------
Investing activities:

  Capital contributions to joint venture
    with an affiliate                             (27,000)        (15,000)
  Distribution from joint venture with
    an affiliate                                   90,000         100,000
                                             -------------   -------------
  Net cash provided by investing activities        63,000          85,000
                                             -------------   -------------
Financing activity:
  Proceeds from loan payable - affiliate           20,000
  Distribution to joint venture
    partner - affiliate                           (23,247)        (25,830)
                                             -------------   -------------
  Net cash used in financing activity              (3,247)        (25,830)
                                             -------------   -------------

Net change in cash and cash equivalents           (41,169)        (29,075)

Cash and cash equivalents at beginning
  of period                                        43,067          74,390
                                             -------------   -------------
Cash and cash equivalents at end of period   $      1,898    $     45,315
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:


                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                      $23,592   $16,278      $13,625
        Data processing                   8,652     3,075        6,821
        Investor communications           8,064     5,564        2,980
        Legal                               416       287          331
        Portfolio management              6,560     4,526        4,294
        Other                             1,225       845          292

As of September 30, 1994, $715,645 is owed to the General Partner for funds advanced to the Partnership while it was in a pre-operating status and to provide additional working capital, $20,000 of which was borrowed during the nine months ended September 30, 1994. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense of $27,227 and $18,110, respectively. The Partnership paid no interest expense during either nine month period. As of September 30, 1994, interest expense of $100,770 is payable to the General Partner. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1994, this rate was 5.362%.

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") was formed in 1985 to invest in and operate income-producing real property. The Partnership raised $7,084,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire joint venture interests in two real properties. The Partnership is currently involved in the operation of these joint ventures.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Net Loss
- -------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. The net loss remained relatively unchanged during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

The net loss from Post Lake Apartments decreased during the nine months and quarter ended September 30, 1994 as compared to the same period in 1993 primarily due to higher rental rates in 1994.

The net loss from Redwood Shores Apartments increased during the quarter ended September 30, 1994 as compared to the same period in 1993 primarily due to legal expenses incurred in connection with a potential mortgage bond refinancing.

As a result of higher interest rates and outstanding balances in 1994, interest expense on the Partnership's short-term loan with an affiliate increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Primarily as a result of increased accounting and portfolio management costs and data processing fees, administrative expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.


Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership decreased from December 31, 1993 to September 30, 1994. The net cash generated from the Partnership's investing activities, which consists of the Partnership's share of the distributions from the Atlanta Lakes Joint Venture less the contributions to the Redwood Shores Joint Venture, was used for the Partnership's operating and financing activities. The operating activities consist primarily of the payment of Partnership administrative expenses, and the financing activities consist of distributions to the affiliated joint venture partner on the Atlanta Lakes Joint Venture and borrowings from the General Partner.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments (interest expense plus principal payments). A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, Post Lake Apartments generated positive cash flow while Redwood Shores Apartments experienced a marginal cash flow deficit. During the nine months ended September 30, 1994 and 1993, the mortgage on the Redwood Shores Apartments required principal payments of $260,000 and $237,500, respectively, which caused the property's cash flow deficits. The joint venture partners on Redwood Shores (Redwood Partners and the seller) are required to fund their share of any cash flow deficit the property generates.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow.

As of September 30, 1994, $715,645 is owed to the General Partner for funds advanced to the Partnership while it was in a pre-operating status and to provide additional working capital. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. The Partnership may need additional borrowings during 1994 to fund its share of deficits anticipated at Redwood Shores Apartments. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances. It is not possible to predict when or if the Partnership will distribute Net Cash Receipts to Limited Partners.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 3 dated October 1, 1986 to the Registrant's Registration Statement on Form S-11 (Registration No. 33-4963) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15646) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.




                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)





                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                (Unaudited)


                                   ASSETS

                                                  1994            1993
                                             -------------   -------------
Cash and cash equivalents                    $     54,002    $     49,917
Escrow deposits                                   261,548          89,216
Accounts and accrued interest receivable          217,346         194,214
Deferred expenses, net of accumulated
  amortization of $163,018 in 1994 and
  $146,533 in 1993                                 56,781          73,266
                                             -------------   -------------
                                                  589,677         406,613
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          3,794,165       3,794,165
  Buildings and improvements                   21,297,917      21,297,917
                                             -------------   -------------
                                               25,092,082      25,092,082

  Less accumulated depreciation                 6,806,812       6,316,843
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     18,285,270      18,775,239
                                             -------------   -------------
                                             $ 18,874,947    $ 19,181,852
                                             =============   =============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $      1,556    $      3,112
Accrued liabilities, principally
  real estate taxes                               173,268
Security deposits                                 108,609          94,845
Mortgage note payable                          15,467,983      15,617,286
                                             -------------   -------------
    Total liabilities                          15,751,416      15,715,243


Partners' capital                               3,123,531       3,466,609
                                             -------------   -------------
                                             $ 18,874,947    $ 19,181,852
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $  2,829,100    $  2,700,997
  Interest on short-term investments                4,224           5,215
                                             -------------   -------------
  Total income                                  2,833,324       2,706,212
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable             1,078,905       1,092,047
  Depreciation                                    489,969         487,722
  Amortization of deferred expenses                16,485          16,485
  Property operating                            1,109,582       1,018,443
  Real estate taxes                               173,268         173,540
  Property management fees                        118,588         119,248
  Administrative                                    9,605           5,249
                                             -------------   -------------
  Total expenses                                2,996,402       2,912,734
                                             -------------   -------------

Net loss                                     $   (163,078)   $   (206,522)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $    948,721    $    909,736
  Interest on short-term investments                1,303           1,359
                                             -------------   -------------
  Total income                                    950,024         911,095
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               358,484         362,966
  Depreciation                                    163,323         162,574
  Amortization of deferred expenses                 5,495           5,495
  Property operating                              369,062         390,355
  Real estate taxes                                57,756          57,846
  Property management fees                         40,323          43,683
  Administrative                                    1,933             223
                                             -------------   -------------
  Total expenses                                  996,376       1,023,142
                                             -------------   -------------

Net loss                                     $    (46,352)   $   (112,047)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                  1994            1993
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (163,078)   $   (206,522)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of property                    489,969         487,722
      Amortization of deferred expenses            16,485          16,485
      Net change in:
        Escrow deposits                          (172,332)       (181,263)
        Accounts and accrued interest
          receivable                              (23,132)        180,810
        Accounts payable                           (1,556)         (3,000)
        Accrued liabilities                       173,268         173,540
        Security deposits                          13,764          (7,423)
                                             -------------   -------------
  Net cash provided by operating activities       333,388         460,349
                                             -------------   -------------

Financing activities:
  Distribution to joint venture partners         (180,000)       (200,000)
  Principal payments on mortgage note payable    (149,303)       (136,160)
                                             -------------   -------------
  Net cash used in financing activities          (329,303)       (336,160)
                                             -------------   -------------

Net change in cash and cash equivalents             4,085         124,189

Cash and cash equivalents at beginning
  of period                                        49,917         131,510
                                             -------------   -------------
Cash and cash equivalents at end of period   $     54,002    $    255,699
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage note payable of $1,078,905 and $1,092,047, respectively.




                                REDWOOD PARTNERS
                       (An Illinois General Partnership)





                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                   ASSETS

                                                  1994            1993
                                             -------------   -------------
Cash and cash equivalents                    $     13,263    $     19,602
Bond reserve                                    2,478,000       2,478,000
Accounts and accrued interest receivable          280,347         223,250
                                             -------------   -------------
                                                2,771,610       2,720,852
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          6,043,941       6,043,941
  Buildings and improvements                   22,942,335      22,942,335
                                             -------------   -------------
                                               28,986,276      28,986,276

  Less accumulated depreciation                 6,416,106       5,868,117
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     22,570,170      23,118,159
                                             -------------   -------------
                                             $ 25,341,780    $ 25,839,011
                                             =============   =============




                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $      3,892    $      3,890
Accrued liabilities                                70,739
Security deposits                                 116,450         119,810
Mortgage note payable                          26,010,000      26,270,000
                                             -------------   -------------
    Total liabilities                          26,201,081      26,393,700
Partners' capital                                (859,301)       (554,689)
                                             -------------   -------------
                                             $ 25,341,780    $ 25,839,011
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $  2,584,839    $  2,578,529
  Interest on short-term investments              226,140         226,547
                                             -------------   -------------
  Total income                                  2,810,979       2,805,076
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable             1,721,675       1,741,996
  Depreciation                                    547,989         547,989
  Property operating                              586,236         589,549
  Real estate taxes                               212,218         211,442
  Property management fees                        100,950          95,641
  Administrative                                   30,753           9,442
                                             -------------   -------------
  Total expenses                                3,199,821       3,196,059
                                             -------------   -------------
Loss before seller's participation
  in loss of joint venture                       (388,842)       (390,983)
Seller's participation in loss
  of joint venture                                 30,230          29,801
                                             -------------   -------------
Net loss                                     $   (358,612)   $   (361,182)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                  1994            1993
                                             -------------   -------------
Income:
  Rental and service                         $    851,165    $    866,674
  Interest on short-term investments               77,032          75,084
                                             -------------   -------------
  Total income                                    928,197         941,758
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               572,688         579,599
  Depreciation                                    182,663         182,663
  Property operating                              199,473         202,839
  Real estate taxes                                70,739          70,480
  Property management fees                         25,171          32,181
  Administrative                                   16,606             342
                                             -------------   -------------
  Total expenses                                1,067,340       1,068,104
                                             -------------   -------------
Loss before seller's participation
  in loss of joint venture                       (139,143)       (126,346)
Seller's participation in loss
  of joint venture                                  6,559
                                             -------------   -------------
Net loss                                     $   (132,584)   $   (126,346)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                  1994            1993
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (358,612)   $   (361,182)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Seller's participation in loss from
        joint venture                             (30,230)        (29,801)
      Depreciation of property                    547,989         547,989
      Net change in:
        Accounts receivable                       (57,097)        (59,434)
        Accounts payable                                2          (2,750)
        Due to affiliate                                             (506)
        Accrued liabilities                        70,739          70,481
        Security deposits                          (3,360)         (7,715)
                                             -------------   -------------
  Net cash provided by operating activities       169,431         157,082
                                             -------------   -------------
Financing activities:
  Capital contributions by joint venture
    partners                                       54,000          30,000
  Capital contributions by joint venture
    partner - seller                               30,230          29,801
  Principal payments on mortgage note payable    (260,000)       (237,500)
                                             -------------   -------------
  Net cash used in financing activities          (175,770)       (177,699)
                                             -------------   -------------

Net change in cash and cash equivalents            (6,339)        (20,617)

Cash and cash equivalents at beginning
  of period                                        19,602          39,495
                                             -------------   -------------
Cash and cash equivalents at end of period   $     13,263    $     18,878
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                                REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage note payable of $1,721,675 and $1,741,996, respectively.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR GROWTH FUND
                              A REAL ESTATE INVESTMENT FOR CAPITAL
                              APPRECIATION



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XX, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XX, the General Partner


Date: November 9, 1994
      --------------------------