Form 10-K
BALCOR GROWTH FUND
filed 1995-03-29
CIK 792334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15646
                       -------

                               BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3378299
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Registrant") is a limited partnership formed in August 1985 under the laws of the State of Illinois. The Registrant raised $7,084,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire joint venture interests in the two real property investments described under Item 2. Properties. See Note 3 of Notes to Financial Statements for additional information regarding these joint ventures. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the two properties in which the Registrant holds joint venture interests, during 1994 one generated positive cash flow while one generated a marginal cash flow deficit. The Registrant's properties are subject to certain competitive conditions in the markets in which they are located. See Item 7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it may become necessary for the Registrant to retain ownership of its joint venture interests in the properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the properties in which the Registrant holds joint venture interests.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XX, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant owns joint venture interests in the two properties described below:

Location                      Description of Property
--------                      -----------------------

Cobb County, Georgia        * Post Lake Apartments: a 484-unit apartment
                              complex located on approximately 60 acres.

Redwood City, California   ** Redwood Shores Apartments: a 304-unit apartment
                              complex located on approximately 15 acres.

 * Owned by the Registrant through a joint venture with affiliates.
** Owned by the Registrant through a joint venture with the seller and an affiliate.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for the properties in which it has joint venture interests.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. As anticipated, the Registrant has not made distributions to date to investors. For additional information, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 690.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Net loss             $(479,754)  $(436,167)  $(481,508)  $(770,618)  $(743,509)
Net loss per
  Limited Part-
  nership Interest      (67.05)     (60.95)     (67.29)    (107.70)    (103.91)
Total assets         1,009,834   1,453,169   1,919,258   2,459,673   3,420,254

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

The operations of Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. Higher administrative expenses during 1994 resulted in an increase in the net loss during 1994 as compared to 1993, while improved property operations at Post Lake Apartments during 1993 resulted in a decrease in the net loss during 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

The net loss from Post Lake Apartments decreased during 1994 as compared to 1993 primarily due to higher rental rates in 1994. This decrease in net loss was partially offset by increased maintenance and repairs expenses due to the exterior painting of the buildings during 1994.

The net loss from Redwood Shores Apartments increased slightly during 1994 as compared to 1993 primarily due to an increase in administrative expenses, which was the result of increased legal fees due to the potential refinancing of the mortgage loan. Losses of the joint venture are allocated to the seller only to the extent it makes any further capital contributions.

As a result of higher interest rates and outstanding affiliate loan balances in 1994, interest expense on the Partnership's short-term loan with an affiliate increased during 1994 as compared to 1993.

Primarily as a result of increased accounting and data processing fees, administrative expenses increased during 1994 as compared to 1993.

1993 Compared to 1992
---------------------

The net loss from Post Lake Apartments decreased during 1993 as compared to 1992 primarily due to increased rental income resulting from higher rental rates and increased occupancy levels. This increase was partially offset by higher property operating expenses due to increased payroll expenses, and higher repair and maintenance expenses as a result of exterior repairs and improvements made at the property.

The net loss from Redwood Shores Apartments decreased during 1993 as compared to 1992 primarily due to increased rental income resulting from higher rental rates. In addition, depreciation expense decreased in 1993 as a result of personal property being fully depreciated during 1992. However, the decrease in the net loss was substantially offset by a decrease in the seller's participation in losses of the joint venture. The seller's participation in losses of the joint venture is limited to the extent of its capital account balance, which was eliminated during the fourth quarter of 1992.

Primarily as a result of increased portfolio management and investor communication fees, administrative expenses increased during 1993 as compared to 1992.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1994 as compared to December 31, 1993. The Partnership's operating activities consisted of the payment of Partnership administrative expenses; investing activities consisted of the Partnership's share of the distributions from the Atlanta Lakes Joint Venture and contributions to Redwood Partners; and financing activities consisted of the distributions to the affiliated partner on the Atlanta Lakes Joint Venture and borrowings from the General Partner.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, Post Lake Apartments generated positive cash flow while Redwood Shores Apartments experienced a marginal cash flow deficit. During 1994 and 1993, the mortgage financing on the Redwood Shores Apartments required principal payments of $352,500 and $322,500, respectively, which caused the property's cash flow deficits. The joint venture partners of Redwood Shores (Redwood Partners and the seller) are required to fund their share of any cash flow deficit the property generates.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow.

Redwood Shores Apartments is located in the Redwood Shores Planned Unit Development of Redwood City, California, along the western shores of San Francisco Bay approximately halfway between San Francisco and San Jose. This is an upscale community and surrounding area. There are approximately 400 competing apartment units within the Redwood Shores sub-market plus various townhomes and condominiums, some of which also rent. The market rent of this higher-end product ranges between $980 and $1,600 per month for one and two bedroom units, respectively. However, Redwood Shores Apartments, with smaller square footage within its units and fewer amenities, competes more directly with approximately 2,000 units of comparably priced product within the nearby communities of San Mateo and Foster City. Current occupancy at Redwood Shores is 97% while occupancy in the surrounding market for comparable apartment complexes is 95%.

Post Lake Apartments is located in the northwest metropolitan area of Atlanta in the submarket of Cobb County. Cobb County has a diverse apartment market, catering to a wide range of apartment dwellers. Post Lake Apartments competes with the higher-end product of this submarket with which it has comparable rental rates. Current occupancy at Post Lake Apartments is 98% while occupancy in the surrounding market for comparable apartment complexes is 96%. The Atlanta market population continues to grow and thus, new rental units are under construction and effective rents and market occupancy continue to increase.

Each of the properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See the supplemental financial information for the joint ventures for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. The Partnership has no third-party financing which matures prior to 1997. The General Partner is currently pursuing a refinancing of the Redwood Shores mortgage note payable.

As of December 31, 1994, $731,645 is owed to the General Partner. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. The Partnership will need additional borrowings during 1995 to fund its share of deficits at Redwood Shores Apartments. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances.

The Redwood Shores and Post Lake apartment complexes may not currently be sold on terms which are advantageous to the Partnership and it may be necessary for the joint ventures to retain ownership of the properties for longer than the 5 to 9 year holding period originally projected in the Prospectus. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets           $1,009,834 $(1,431,185)    $1,453,169    $(722,310)
Partners' capital
  accounts (deficit):
    General Partner       (62,807)   (711,681)       (58,009)    (554,463)
    Limited Partners     (196,513) (1,603,327)       278,443   (1,081,894)
Net loss:
    General Partner        (4,798)   (157,218)        (4,362)    (281,391)
    Limited Partners     (474,956)   (521,433)      (431,805)    (456,164)
    Per Limited
      Partnership
      Interest             (67.05)     (73.61)        (60.95)      (64.39)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 6 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Partners-XX nor its officers and partners own as a group or individually any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner own 5 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 6 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)
(1 & 2) See the Indexes to the Financial Statements and Financial Statement Schedules in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership of Balcor Growth Fund A Real Estate Investment for Capital Appreciation, previously filed as Exhibit 3 to Amendment No. 3 dated October 1, 1986 to the Registrant's Registration Statement on Form S-11 (Registration No. 33-4963), is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See the Indexes to the Financial Statements and Financial Statement Schedules in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR GROWTH FUND
                         A REAL ESTATE INVESTMENT FOR CAPITAL
                         APPRECIATION

                         By:  /s/Allan Wood
                              ---------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XX, the
                              General Partner

Date: March 28, 1995
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
---------------------    -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XX,
 /s/Thomas E. Meador     the General Partner                March 28, 1995
----------------------                                      --------------
   Thomas E. Meador
                         Executive Vice President and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XX,
    /s/Allan Wood        the General Partner                March 28, 1995
----------------------                                      --------------
      Allan Wood

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' (Deficit) Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Growth Fund
A Real Estate Investment for Capital Appreciation:

We have audited the financial statements of Balcor Growth Fund A Real Estate Investment for Capital Appreciation (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Growth Fund A Real Estate Investment for Capital Appreciation at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 13, 1995

                                  BALCOR GROWTH FUND
                  A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                            December 31, 1994 and 1993



                                     ASSETS


                                                 1994            1993
                                            --------------  --------------
Cash and cash equivalents                   $      37,514   $      43,067
Investment in joint ventures with
  affiliates                                      972,320       1,410,102
                                            --------------  --------------
                                            $   1,009,834   $   1,453,169
                                            ==============  ==============



                    LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL



Loan payable - affiliate                    $     731,645   $     695,645
Accounts payable                                   14,556          14,556
Due to affiliates                                 139,292          77,796
                                            --------------  --------------
    Total liabilities                             885,493         787,997

Affiliate's participation in joint venture        383,661         444,738

Partners' (deficit) capital (7,084 Limited
  Partnership Interests issued and
  outstanding)                                   (259,320)        220,434
                                            --------------  --------------
                                            $   1,009,834   $   1,453,169
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                                  BALCOR GROWTH FUND
                  A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
               for the years ended December 31, 1994, 1993 and 1992



                                 Partners' (Deficit) Capital Accounts
                            ----------------------------------------------
                                                General         Limited
                                 Total          Partner        Partners
                            --------------  --------------  --------------

Balance at December 31,
  1991                      $   1,138,109   $     (48,832)  $   1,186,941

Net loss for the year
  ended December 31, 1992        (481,508)         (4,815)       (476,693)
                            --------------  --------------  --------------
Balance at December 31, 1992      656,601         (53,647)        710,248

Net loss for the year
  ended December 31, 1993        (436,167)         (4,362)       (431,805)
                            --------------  --------------  --------------
Balance at December 31, 1993      220,434         (58,009)        278,443

Net loss for the year
  ended December 31, 1994        (479,754)         (4,798)       (474,956)
                            --------------  --------------  --------------
Balance at December 31,
  1994                      $    (259,320)  $     (62,807)  $    (196,513)
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                                  BALCOR GROWTH FUND
                  A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Expenses:
  Interest on short-term
    loan from an affiliate  $      40,003   $      27,912   $      30,661
  Administrative                  155,844         110,285          95,601
  Participation in losses
    of joint ventures with
    affiliates                    299,782         319,766         392,056
                            --------------  --------------  --------------
      Total expenses              495,629         457,963         518,318
                            --------------  --------------  --------------
Loss before affiliate's
  participation in loss
  from joint venture             (495,629)       (457,963)       (518,318)

Affiliate's participation in
  loss from joint venture          15,875          21,796          36,810
                            --------------  --------------  --------------
Net loss                    $    (479,754)  $    (436,167)  $    (481,508)
                            ==============  ==============  ==============
Net loss allocated to
  General Partner           $      (4,798)  $      (4,362)  $      (4,815)
                            ==============  ==============  ==============
Net loss allocated to
  Limited Partners          $    (474,956)  $    (431,805)  $    (476,693)
                            ==============  ==============  ==============
Net loss per Limited
  Partnership Interest
  (7,084 issued and
  outstanding)              $      (67.05)  $      (60.95)  $      (67.29)
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                                  BALCOR GROWTH FUND
                  A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:
  Net loss                  $    (479,754)  $    (436,167)  $    (481,508)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Affiliate's
        participation in
        loss from joint
        venture                   (15,875)        (21,796)        (36,810)
      Participation in
        losses of joint
        ventures with
        affiliates                299,782         319,766         392,056
      Net change in:
        Accounts payable                            2,013          (8,810)
        Due to affiliates          61,496          28,605          25,459
                            --------------  --------------  --------------
  Net cash used in operating
    activities                   (134,351)       (107,579)       (109,613)
                            --------------  --------------  --------------
Investing activities:

  Capital contributions to
    joint venture with an
    affiliate                     (37,000)        (35,000)
  Distributions from joint
    ventures with affiliates      175,000         150,000         150,000
                            --------------  --------------  --------------
  Net cash provided by
    investing activities          138,000         115,000         150,000
                            --------------  --------------  --------------
Financing activities:

  Proceeds from loan
    payable - affiliate            36,000
  Distributions to joint
    venture partner -
    affiliate                     (45,202)        (38,744)        (38,746)
                            --------------  --------------  --------------
  Net cash used in financing
    activities                     (9,202)        (38,744)        (38,746)
                            --------------  --------------  --------------

Net change in cash and
  cash equivalents                 (5,553)        (31,323)          1,641

Cash and cash equivalents
  at beginning of year             43,067          74,390          72,749
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $      37,514   $      43,067   $      74,390
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Investment in joint ventures with affiliates represents the recording of the Partnership's interests, under the equity method of accounting, in two joint ventures with affiliated entities. Under the equity method of accounting, the Partnership records its initial interests at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. Supplemental financial information for the respective joint ventures is provided in the attached joint venture financial statements.

(b) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(c) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income and loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(d) A reclassification has been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 and 1992 results.

2. Partnership Agreement:

The Partnership was organized in August 1985. The Partnership Agreement provides for Balcor Partners-XX to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 7,084 of which were sold through October 2, 1987, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 99% to the Limited Partners and 1% to the General Partner. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. There shall, however, be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only as a part of the General Partner's share of distributed Net Cash Proceeds. This accrued distributive share along with the General Partner's share of Net Cash Proceeds is subordinated to the receipt by Limited Partners of certain levels of returns as defined in the Partnership Agreement.

3. Investment in Joint Ventures with Affiliates:

(a) The Partnership, through Atlanta Lakes Investors (a partnership which initially was wholly-owned by the Partnership), acquired a 50% joint venture interest in Atlanta Lakes Joint Venture which owns Post Lake Apartments. The remaining 50% joint venture interest is owned by Atlanta Lakes, Inc., an entity managed by an affiliate of the General Partner. The Partnership did not raise sufficient capital to enable it to retain its original ownership percentage of Atlanta Lakes Investors without incurring additional mortgage financing. The Partnership transferred 25.83% of its interest in Atlanta Lakes Investors to another affiliate of the General Partner for 25.83% of the amount of the Partnership's cash payments made in connection with the acquisition of the property. During 1994, 1993 and 1992, Atlanta Lakes Investors received $175,000, $150,000 and $150,000, respectively, representing its portion of distributions from the joint venture.

(b) The Partnership, through its ownership of Redwood Associates, owns a 50% joint venture interest in Redwood Partners (the "Joint Venture"), a joint venture between Redwood Associates and Sequoia Shores, Inc. (an entity managed by an affiliate of the General Partner). The Joint Venture acquired a 70% general partnership interest in an existing limited partnership which owns Redwood Shores Apartments. During 1994 and 1993, Redwood Associates contributed $37,000 and $35,000, respectively, to the joint venture.

4. Affiliate's Participation in Joint Venture:

Atlanta Lakes Investors is a joint venture between the Partnership and an affiliated partnership that has investment objectives similar to the Partnership. All assets, liabilities, income and expenses of the joint venture (which owns a 50% equity investment in Atlanta Lakes Joint Venture) are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits and losses are allocated 74.17% to the Partnership and 25.83% to the affiliate. During 1994, 1993 and 1992, the joint venture partner was paid distributions of $45,202, $38,744 and $38,746, respectively, as its share of distributions received from Atlanta Lakes Joint Venture.

5. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $198,897 less than the tax loss of the Partnership for the same period.

6. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $36,741 $14,602  $27,597  $2,300  $30,515  $2,411
    Data processing        17,018   3,322    5,158     368    8,477     634
    Investor communica-
      tions                11,974   2,708    9,434     786    2,518     199
    Legal                   2,512     528      487      41      481      38
    Portfolio management    4,322   4,261    7,674     639    3,444     272
    Other                   3,408     325    1,770     119       75       6

As of December 31, 1994, $731,645 is owed to the General Partner, $36,000 of which was borrowed during 1994. The Partnership incurred interest expense of $40,003, $27,912 and $30,661 in 1994, 1993 and 1992, respectively. The
Partnership paid no interest expense during these years. As of December 31, 1994, interest expense of $113,546 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1994, this rate was 6.562%.

The General Partner may continue to provide short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations.

                          ATLANTA LAKES JOINT VENTURE
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Income and Expenses and Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Atlanta Lakes Joint Venture

We have audited the financial statements and the financial statement schedule of Atlanta Lakes Joint Venture (An Illinois General Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Lakes Joint Venture at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 13, 1995

                           ATLANTA LAKES JOINT VENTURE
                        (An Illinois General Partnership)

                                 BALANCE SHEETS
                          December 31, 1994 and 1993



                                     ASSETS


                                                 1994            1993
                                            --------------  --------------
Cash and cash equivalents                   $      47,918   $      49,917
Escrow deposits                                    92,357          89,216
Accounts and accrued interest receivable          207,180         194,214
Deferred expenses, net of accumulated
  amortization of $168,513 in 1994 and
  $146,533 in 1993                                 51,286          73,266
                                            --------------  --------------
                                                  398,741         406,613
                                            --------------  --------------
Investment in real estate, at cost:
  Land                                          3,794,165       3,794,165
  Buildings and improvements                   21,297,917      21,297,917
                                            --------------  --------------
                                               25,092,082      25,092,082

  Less accumulated depreciation                 6,970,136       6,316,843
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     18,121,946      18,775,239
                                            --------------  --------------
                                            $  18,520,687   $  19,181,852
                                            ==============  ==============



                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $       3,112   $       3,112
Security deposits                                 108,009          94,845
Mortgage note payable                          15,415,878      15,617,286
                                            --------------  --------------
    Total liabilities                          15,526,999      15,715,243


Partners' capital                               2,993,688       3,466,609
                                            --------------  --------------
                                            $  18,520,687   $  19,181,852
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                           ATLANTA LAKES JOINT VENTURE
                        (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Income:
  Rental and service        $   3,812,914   $   3,634,210   $   3,437,043
  Interest on short-term
    investments                     6,393           7,037          10,678
                            --------------  --------------  --------------
    Total income                3,819,307       3,641,247       3,447,721
                            --------------  --------------  --------------

Expenses:
  Interest on mortgage note
    payable                     1,436,202       1,453,932       1,470,100
  Depreciation                    653,293         650,296         654,352
  Amortization of deferred
    expenses                       21,980          21,980          21,980
  Property operating              738,524         756,756         696,229
  Maintenance and repairs         692,822         531,537         502,923
  Real estate taxes               227,583         232,857         231,387
  Property management fees        160,401         154,262         147,713
  Administrative                   11,423           8,395           8,054
                            --------------  --------------  --------------
    Total expenses              3,942,228       3,810,015       3,732,738
                            --------------  --------------  --------------

Net loss                         (122,921)       (168,768)       (285,017)


Partners' capital at
  beginning of year             3,466,609       3,935,377       4,520,394

Distributions to joint
  venture partners               (350,000)       (300,000)       (300,000)
                            --------------  --------------  --------------
Partners' capital at end of
  year                      $   2,993,688   $   3,466,609   $   3,935,377
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                           ATLANTA LAKES JOINT VENTURE
                        (An Illinois General Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:
  Net loss                  $    (122,921)  $    (168,768)  $    (285,017)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
      Depreciation of
        property                  653,293         650,296         654,352
      Amortization of
        deferred expenses          21,980          21,980          21,980
      Net change in:
        Escrow deposits            (3,141)         (4,835)         (5,439)
        Accounts and accrued
          interest
          receivable              (12,966)        (10,268)        185,497
        Accounts payable                              112           3,000
        Security deposits          13,164           3,460           8,111
                            --------------  --------------  --------------
  Net cash provided by
    operating activities          549,409         491,977         582,484
                            --------------  --------------  --------------
Investing activity:
  Improvements to property                        (89,891)
                                            --------------
  Net cash used in
    investing activity                            (89,891)
                                            --------------
Financing activities:
  Distributions to joint
    venture partners             (350,000)       (300,000)       (300,000)
  Principal payments on
    mortgage note payable        (201,408)       (183,679)       (167,509)
                            --------------  --------------  --------------
  Net cash used in financing
    activities                   (551,408)       (483,679)       (467,509)
                            --------------  --------------  --------------

Net change in cash and cash
  equivalents                      (1,999)        (81,593)        114,975

Cash and cash equivalents
  at beginning of year             49,917         131,510          16,535
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $      47,918   $      49,917   $     131,510
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account. Atlanta Lakes Joint Venture (the "Joint Venture") records its investment in real estate at cost, and periodically assesses possible impairment to the value of the property. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of loan financing fees which are amortized over the term of the agreement.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Joint Venture is not liable for Federal income taxes and each partner recognizes its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes is made in the financial statements of the Joint Venture.

2. Joint Venture Agreement:

The Joint Venture was organized in December 1986 and provides for Atlanta Lakes Investors, an Illinois limited partnership, and Atlanta Lakes, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). Atlanta Lakes Investors is owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF") and Balcor Employee Investment Partners-87. An affiliate of the General Partner of BGF manages the business activities of Atlanta Lakes, Inc.

The Joint Venture Agreement provides that each Partner will have a participation percentage of 50% in the Joint Venture. Each item of income, gain, loss, deduction or credit for each year will be allocated to the Partners in accordance with their respective participation percentages. The Partners may set aside as a reserve for contingencies and/or working capital, any portion of Net Cash Receipts and/or Net Capital Proceeds which they reasonably deem necessary or appropriate for the business of the Joint Venture. Net Cash Receipts of the Joint Venture shall be distributed from time to time as the Partners shall determine, in accordance with the Partners' respective participation percentages. Net Capital Proceeds shall be distributed first, to the repayment in full of any loans or advances made to the Joint Venture by any Partner; and thereafter, to the Partners in accordance with their respective participation percentages.

During 1994, 1993 and 1992, the Joint Venture distributed $350,000, $300,000 and $300,000, respectively, to its Partners.

3. Mortgage Note Payable:

The Joint Venture obtained first mortgage financing collateralized by Post Lake

Apartments in the amount of $16,575,000. The mortgage note bears interest at the rate of 9.25% and is payable in monthly installments of principal and interest of $136,468 through May 1997, the maturity date of the loan. At maturity, the Joint Venture will be required to make a balloon payment of approximately $14,867,000, which will require the sale or refinancing of the property.

Approximate maturities of the above mortgage note payable during each of the next three years are summarized as follows:

                         1995          $   221,000
                         1996              242,000
                         1997           14,953,000

During 1994, 1993, and 1992 the Joint Venture incurred and paid interest expense on the mortgage note payable of $1,436,202, $1,453,932 and $1,470,100, respectively.

4. Management Agreement:

Post Lake Apartments is managed by an affiliate of the seller for a management fee of 4.25% of gross receipts. In addition, the manager is entitled to receive 20% of operating income in excess of the budgeted operating income for each year up to an amount which, when added to the base monthly fee, equals 5.5% of the gross receipts for Post Lake for such calendar year. The manager earned $3,683 of additional management fees for 1993. The operating income did not exceed the budgeted operating income in 1994 or 1992. The term of the agreement continues until terminated by either party.

5. Tax Accounting:

The Joint Venture keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $268,131 less than the tax loss of the Joint Venture for the same period.

                                       ATLANTA LAKES JOINT VENTURE
                                    (An Illinois General Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (b)           (c)
---------------------          -------  -------- ------------  ---------  ---------     ---------
Post Lake Apartments, a
  484-unit apt. complex
  in Cobb County, GA             (a)  $3,875,000  $21,625,000  $124,654    $390,685    $(923,257)
                                      ==========  ===========  ========    ========    =========


                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (d)(e)      tion(e)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------   --------  ----- --------------
Post Lake Apartments, a
  484-unit apt. complex
  in Cobb County, GA    $3,794,165 $21,297,917  $25,092,082  $6,970,136     11/79   12/86       (f)
                        ========== ===========  ===========  ==========

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                             NOTES TO SCHEDULE III

(a) See description of the mortgage note payable in Note 3 of Notes to Financial Statements.

(b) Consists of acquisition and investigatory fees, legal fees, appraisal fees, title costs and other related professional fees.

(c) Guaranteed income earned under the terms of the management agreement was recorded by the Joint Venture as a reduction of the basis of the property.

(d) The aggregate cost of land, buildings, and improvements is the same for Federal income tax purposes.

(e)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                     ----------   ----------   ----------

     Balance at beginning of year   $25,092,082  $25,002,191  $25,002,191

     Additions during the year:
       Improvements                                   89,891
                                    -----------  ----------- ------------

     Balance at close of year       $25,092,082  $25,092,082  $25,002,191
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year    $6,316,843   $5,666,547   $5,012,195

     Depreciation expense for the
       year                             653,293      650,296      654,352
                                     ----------   ----------   ----------
     Balance at close of year        $6,970,136   $6,316,843   $5,666,547
                                     ==========   ==========   ==========


(f) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Building and improvements              30
               Furniture and fixtures                  5

                                REDWOOD PARTNERS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Income and Expenses and Partners' (Deficit) Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and
1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Redwood Partners

We have audited the financial statements and the financial statement schedule of Redwood Partners (An Illinois General Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Partners at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 13, 1995

                                 REDWOOD PARTNERS
                        (An Illinois General Partnership)

                                 BALANCE SHEETS
                          December 31, 1994 and 1993



                                     ASSETS


                                                 1994            1993
                                            --------------  --------------
Cash and cash equivalents                   $       9,887   $      19,602
Bond reserve                                    2,478,000       2,478,000
Accounts and accrued interest receivable          204,228         223,250
                                            --------------  --------------
                                                2,692,115       2,720,852
                                            --------------  --------------
Investment in real estate, at cost:
  Land                                          6,043,941       6,043,941
  Buildings and improvements                   22,942,335      22,942,335
                                            --------------  --------------
                                               28,986,276      28,986,276

  Less accumulated depreciation                 6,598,769       5,868,117
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     22,387,507      23,118,159
                                            --------------  --------------
                                            $  25,079,622   $  25,839,011
                                            ==============  ==============




                     LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                            $       3,890   $       3,890
Security deposits                                 115,565         119,810
Mortgage note payable                          25,917,500      26,270,000
                                            --------------  --------------
    Total liabilities                          26,036,955      26,393,700


Partners' deficit                                (957,333)       (554,689)
                                            --------------  --------------
                                            $  25,079,622   $  25,839,011
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                                 REDWOOD PARTNERS
                        (An Illinois General Partnership)

       STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' (DEFICIT) CAPITAL for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Income:
  Rental and service        $   3,450,870   $   3,437,041   $   3,343,417
  Interest on short-term
    investments                   303,404         302,390         310,904
                            --------------  --------------  --------------
    Total income                3,754,274       3,739,431       3,654,321
                            --------------  --------------  --------------

Expenses:
  Interest on mortgage note
    payable                     2,290,644       2,318,298       2,343,089
  Depreciation                    730,652         730,651         805,560
  Property operating              616,924         591,584         546,832
  Real estate taxes               286,438         282,440         279,319
  Maintenance and repairs         180,480         182,163         202,601
  Property management fees        138,142         137,530         132,715
  Administrative                   31,422          16,124          17,423
                            --------------  --------------  --------------
    Total expenses              4,274,702       4,258,790       4,327,539
                            --------------  --------------  --------------
Loss before seller's
  participation in loss of
  joint venture                  (520,428)       (519,359)       (673,218)
Seller's participation in
  loss of joint venture            43,784          48,593         174,122
                            --------------  --------------  --------------
Net loss                         (476,644)       (470,766)       (499,096)


Partners' (deficit) capital      (554,689)       (153,923)        345,173
  at beginning of year

Contributions from
  joint venture partners           74,000          70,000
                            --------------  --------------  --------------
Partners' deficit at end of
  year                      $    (957,333)  $    (554,689)  $    (153,923)
                            ==============  ==============  ==============


  The accompanying notes are an integral part of the financial statements.

                                 REDWOOD PARTNERS
                        (An Illinois General Partnership)

                             STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:
  Net loss                  $    (476,644)  $    (470,766)  $    (499,096)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
      Seller's participation
        in loss from joint
        venture                   (43,784)        (48,593)       (174,122)
      Depreciation of
        property                  730,652         730,651         805,560
      Net change in:
        Accounts receivable        19,022         (20,772)         40,020
        Accounts payable                              140           3,750
        Due to affiliate                             (506)           (568)
        Security deposits          (4,245)         (6,140)         (4,670)
                            --------------  --------------  --------------
  Net cash provided by
    operating activities          225,001         184,014         170,874
                            --------------  --------------  --------------
Financing activities:
  Capital contributions by
    joint venture partners         74,000          70,000
  Capital contributions by
    joint venture partner -
    seller                         43,784          48,593          49,635
  Principal payments on
    mortgage note payable        (352,500)       (322,500)       (300,000)
                            --------------  --------------  --------------
  Net cash used in financing
    activities                   (234,716)       (203,907)       (250,365)
                            --------------  --------------  --------------

Net change in cash and cash
  equivalents                      (9,715)        (19,893)        (79,491)

Cash and cash equivalents
  at beginning of year             19,602          39,495         118,986
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $       9,887   $      19,602   $      39,495
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                                REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The financial statements include the accounts of Redwood Partners and its 70% general partnership interest in Redwood Shores Apartments Associates ("RSAA") on a consolidated basis. The 30% limited partnership interest owned by the seller is allocated losses of RSAA to the extent of capital contributions made.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account. Redwood Partners (the "Joint Venture") records its investments in real estate at cost, and periodically assesses possible impairment to the value of the property. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Joint Venture is not liable for Federal income taxes and each partner recognizes its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes is made in the financial statements of the Joint Venture.

2. Joint Venture Agreement:

The Joint Venture was organized in April 1987 and provides for Redwood Associates, an Illinois limited partnership, and Sequoia Shores, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). In June 1987, the Joint Venture acquired a 70% general partnership interest in RSAA, an existing California limited partnership which owns the Redwood Shores Apartments in Redwood City, California. Redwood Associates is owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF"). An affiliate of the General Partner of BGF manages the business activities of Sequoia Shores, Inc.

The Joint Venture Agreement provides that each Partner will have a participation percentage of 50% in the Joint Venture. Each item of income, gain, loss, deduction or credit for each year will be allocated to the Partners in accordance with their respective participation percentages. Joint Venture distributions from all sources will also be made to the Partners in accordance with their respective participation percentages.

3. Mortgage Note Payable:

RSAA assumed a $28,000,000 loan (the "Bond Loan") funded from the proceeds of the sale of Multi-Family Housing Revenue Bonds, Series 1985B, issued by the City of Redwood City, California, consisting of $2,370,000 in serial bonds and $25,630,000 in term bonds. The Bond Loan is collateralized by a mortgage on the Redwood Shores apartment complex. A bond reserve of $2,478,000 was established with proceeds from the Bond Loan. Pursuant to the loan agreement, these amounts are invested in short-term investments and interest earned thereon accumulates to the benefit of RSAA and is applied against the debt service payments on the Bond Loan.

Principal and interest payments due on the Bond Loan reflect payments due to the bondholders and are payable monthly in an amount equal to one-sixth of the principal and interest due on the bonds semi-annually. The serial bonds currently bear interest at a rate of 8.75% per annum payable semi-annually. The remaining serial bonds of $185,000 and $195,000 mature April 1, 1995 and October 1, 1995, respectively. The term bonds initially bear interest at the rate of 8.75% per annum payable semi-annually. The term bonds are subject to various redemption options and tender provisions pursuant to the terms of the bond indenture. RSAA is obligated to make principal payments on the mortgage note to the extent the bonds are redeemed or mature under these provisions. Unless there is a prior redemption of all or a part of the bonds, principal of approximately $16,820,000 will be due in September 2008, which will require the sale or refinancing of the property.

Five year maturities assuming no prior redemption of the above mortgage note payable are summarized as follows:

                         1995           $  380,000
                         1996              410,000
                         1997              450,000
                         1998              490,000
                         1999              530,000

RSAA incurred and paid interest expense in 1994, 1993 and 1992 on the Bond Loan of $2,290,644, $2,318,298 and $2,343,089, respectively.

4. Management and Guarantee Agreement:

An affiliate of the seller, the limited partner of RSAA, is managing the property for a fee of 4% of gross rental receipts. The management agreement extends through the sale date of the property unless terminated earlier by mutual consent of the seller and the Joint Venture. In addition, Redwood Partners receives a management fee of 1% of gross rental income plus $10,000 from RSAA.

5. Tax Accounting:

The Joint Venture keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $198,920 less than the tax loss of the Joint Venture for the same period.

                                            REDWOOD PARTNERS
                                    (An Illinois General Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings                            Reduction
                               Encum-               and Im-    Improve-   Carrying      of Basis
     Description               brances    Land    provements     ments      Costs          (b)
---------------------          -------  -------- ------------  ---------  ---------     ---------
Redwood Shores
  Apartments, a 304-
  unit apt. complex
  in Redwood City, CA            (a)  $6,390,422  $24,253,644      None        None  $(1,657,790)
                                      ==========  ===========                        ===========


                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------  --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------   --------  ----- --------------
Redwood Shores
  Apartments, a 304-
  unit apt. complex
  in Redwood City, CA   $6,043,941 $22,942,335  $28,986,276  $6,598,769     1986    6/87        (e)
                        ========== ===========  ===========  ==========

                                REDWOOD PARTNERS
                       (An Illinois General Partnership)

                             NOTES TO SCHEDULE III

(a) See description of Mortgage Note Payable in Note 3 of Notes to Financial Statements.

(b) Guaranteed income earned under the terms of the management and guarantee agreement was recorded by the Joint Venture as a reduction of the basis of the property.

(c) The aggregate cost of land for Federal income tax purposes is $6,607,981 and the aggregate cost of buildings and improvements for Federal income tax purposes is $16,007,658. The total of the above-mentioned is $22,615,639.

(d)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $28,986,276  $28,986,276  $28,986,276
                                    -----------  -----------  -----------

     Balance at close of year       $28,986,276  $28,986,276  $28,986,276
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year    $5,868,117   $5,137,466   $4,331,906

     Depreciation expense for the
       year                             730,652      730,651      805,560
                                     ----------   ----------   ----------
     Balance at close of year        $6,598,769   $5,868,117   $5,137,466
                                     ==========   ==========   ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5