Form 10-Q
period 1995-03-31
BALCOR GROWTH FUND
filed 1995-05-15
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15646
                       -------


                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3378299
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                 BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)


                                     ASSETS

                                                   1995           1994
                                              -------------  -------------

Cash and cash equivalents                     $      1,181   $     37,514
Investment in joint ventures with affiliates       982,704        972,320
                                              -------------  -------------
                                              $    983,885   $  1,009,834
                                              =============  =============



                         LIABILITIES AND PARTNERS' DEFICIT



Loans payable - affiliate                     $    756,645   $    731,645
Accounts payable                                                   14,556
Due to affiliates                                  168,811        139,292
                                              -------------  -------------
    Total liabilities                              925,456        885,493

Affiliate's participation in joint venture         393,921        383,661

Partners' deficit (7,084 Limited Partnership
  Interests issued and outstanding)               (335,492)      (259,320)
                                              -------------  -------------
                                              $    983,885   $  1,009,834
                                              =============  =============
  The accompanying notes are an integral part of the financial statements.

                                BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)


                                                   1995           1994
                                              -------------   ------------
Expenses:
  Interest on short-term loan from
    an affiliate                              $     13,871    $     7,496
  Administrative                                    37,925         33,909
  Participation in losses of joint ventures
    with affiliates                                 14,116         53,882
                                              -------------   ------------
      Total expenses                                65,912         95,287
                                              -------------   ------------
Loss before affiliate's participation
  in loss from joint venture                       (65,912)       (95,287)

Affiliate's participation in (income) loss
  from joint venture                               (10,260)            63
                                              -------------   ------------
Net loss                                      $    (76,172)   $   (95,224)
                                              =============   ============
Net loss allocated to General Partner         $       (762)   $      (952)
                                              =============   ============
Net loss allocated to Limited Partners        $    (75,410)   $   (94,272)
                                              =============   ============
Net loss per Limited Partnership Interest
  (7,084 issued and outstanding)              $     (10.65)   $    (13.31)
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                               BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)


                                                   1995           1994
                                              -------------   ------------
Operating activities:
  Net loss                                    $    (76,172)   $   (95,224)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Affiliate's participation in income
        (loss) from joint venture                   10,260            (63)
      Participation in losses of joint
        ventures with affiliates                    14,116         53,882
      Net change in:
        Accounts payable                           (14,556)       (10,035)
        Due to affiliates                           29,519         25,742
                                              -------------   ------------
  Net cash used in operating activities            (36,833)       (25,698)
                                              -------------   ------------
Investing activity:
  Capital contribution to joint venture with
    an affiliate                                   (24,500)       (17,000)
                                              -------------   ------------
  Cash used in investing activity                  (24,500)       (17,000)
                                              -------------   ------------
Financing activity:
  Proceeds from loan payable - affiliate            25,000
                                              -------------
  Cash provided by financing activity               25,000
                                              -------------

Net change in cash and cash equivalents            (36,333)       (42,698)

Cash and cash equivalents at beginning
  of period                                         37,514         43,067
                                              -------------   ------------
Cash and cash equivalents at end of period    $      1,181    $       369
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid       Payable
                                     -----------  ---------
    Reimbursement of expenses to
      the General Partner, at cost         None   $41,394


As of March 31, 1995, $756,645 is owed to the General Partner, $25,000 of which was borrowed during the quarter ended March 31, 1995. During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense of $13,871 and $7,496, respectively. The Partnership paid no interest expense during either quarter. As of March 31, 1995, interest expense of $127,417 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1995, this rate was 6.552%.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Net Loss
- - -------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of improved operations at the Post Lake apartment complex, the Partnership's net loss decreased during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Post Lake Apartments generated net income during the quarter ended March 31, 1995 as compared to a net loss during the same period in 1994 primarily due to higher rental rates and higher occupancy in the first quarter of 1995. The improvements at Post Lake also resulted in affiliate's participation in income from joint venture during the quarter ended March 31, 1995 as compared to a participation in loss during the same period in 1994.

The net loss from Redwood Shores Apartments remained relatively unchanged during the quarter ended March 31, 1995 as compared to the same period in 1994. Higher rental income due to increased occupancy was offset by higher payroll related costs.

As a result of higher interest rates and outstanding balances in the first quarter of 1995, interest expense on the Partnership's short-term loan with an affiliate increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Primarily as a result of increased accounting fees, administrative expenses increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 as compared to December 31, 1994. The Partnership's operating activities consisted of the payment of Partnership administrative expenses; investing activities consisted of the Partnership's share of capital contributions to Redwood Partners; and financing activities consisted of borrowings from the General Partner.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, Post Lake Apartments generated positive cash flow while Redwood Shores Apartments experienced a marginal cash flow deficit. During the quarters ended March 31, 1995 and 1994, the mortgage financing on the Redwood Shores Apartments required principal payments of $92,500 and $85,000, respectively, which caused the property's cash flow deficits. The joint venture partners of Redwood Shores (Redwood Partners and the seller) are required to fund their share of any cash flow deficit the property generates.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995 the Redwood Shores Apartments had an occupancy rate of 96% and the Post Lake Apartments had an occupancy rate of 99%.

Each of the properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. Although the Partnership has no third-party financing which matures prior to 1997, the General Partner is currently pursuing a refinancing of the Redwood Shores mortgage note payable.

As of March 31, 1995, $756,645 is owed to the General Partner. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. The Partnership may need additional borrowings during 1995 to fund its share of deficits at Redwood Shores Apartments. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances. The Redwood Shores and Post Lake apartment complexes may not currently be sold on terms which are advantageous to the Partnership and it may be necessary for the joint ventures to retain ownership of the properties for longer than the holding period originally projected in the Prospectus.

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

                               BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                               BALANCE SHEETS
                    March 31, 1995 and December 31, 1994
                                (Unaudited)


                                   ASSETS

                                                   1995           1994
                                              -------------   ------------
Cash and cash equivalents                     $    225,103    $    47,918
Escrow deposits                                    148,754         92,357
Accounts and accrued interest receivable           219,582        207,180
Deferred expenses, net of accumulated
  amortization of $174,008 in 1995 and
  $168,513 in 1994                                  45,791         51,286
                                              -------------   ------------
                                                   639,230        398,741
                                              -------------   ------------
Investment in real estate, at cost:
  Land                                           3,794,165      3,794,165
  Buildings and improvements                    21,297,917     21,297,917
                                              -------------   ------------
                                                25,092,082     25,092,082

  Less accumulated depreciation                  7,133,459      6,970,136
                                              -------------   ------------
Investment in real estate, net of
  accumulated depreciation                      17,958,623     18,121,946
                                              -------------   ------------
                                              $ 18,597,853    $18,520,687
                                              =============   ============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $        400    $     3,112
Accrued liabilities, principally
  real estate taxes                                 56,896
Security deposits                                  104,869        108,009
Mortgage note payable                           15,362,559     15,415,878
                                              -------------   ------------
    Total liabilities                           15,524,724     15,526,999


Partners' capital                                3,073,129      2,993,688
                                              -------------   ------------
                                              $ 18,597,853    $18,520,687
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended March 31, 1995 and 1994
                                (Unaudited)



                                                   1995           1994
                                              -------------   ------------
Income:
  Rental and service                          $  1,005,749    $   950,626
  Interest on short-term investments                 4,116            714
                                              -------------   ------------
    Total income                                 1,009,865        951,340
                                              -------------   ------------

Expenses:
  Interest on mortgage note payable                356,083        360,777
  Depreciation                                     163,323        163,323
  Amortization of deferred expenses                  5,495          5,495
  Property operating                               302,953        319,882
  Real estate taxes                                 56,896         57,756
  Property management fees                          42,744         38,861
  Administrative                                     2,930          5,733
                                              -------------   ------------
    Total expenses                                 930,424        951,827
                                              -------------   ------------

Net income (loss)                             $     79,441    $      (487)
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)




                                                   1995           1994
                                              -------------   ------------
Operating activities:
  Net income (loss)                           $     79,441    $      (487)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation of property                     163,323        163,323
      Amortization of deferred expenses              5,495          5,495
      Net change in:
        Escrow deposits                            (56,397)       (57,273)
        Accounts and accrued interest
          receivable                               (12,402)       186,612
        Accounts payable                            (2,712)        (1,556)
        Accrued liabilities                         56,896         57,756
        Security deposits                           (3,140)         3,926
                                              -------------   ------------
  Net cash provided by operating activities        230,504        357,796
                                              -------------   ------------
Financing activity:
  Principal payments on mortgage note payable      (53,319)       (48,625)
                                              -------------   ------------
  Cash used in financing activity                  (53,319)       (48,625)
                                              -------------   ------------

Net change in cash and cash equivalents            177,185        309,171

Cash and cash equivalents at beginning of
  period                                            47,918         49,917
                                              -------------   ------------
Cash and cash equivalents at end of period    $    225,103    $   359,088
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $356,083 and $360,777, respectively.

                                REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                               BALANCE SHEETS
                   March 31, 1995 and December 31, 1994
                                (Unaudited)


                                   ASSETS

                                                   1995           1994
                                              -------------   ------------
Cash and cash equivalents                     $     10,956    $     9,887
Bond reserve                                     2,478,000      2,478,000
Accounts and accrued interest receivable           299,758        204,228
                                              -------------   ------------
                                                 2,788,714      2,692,115
                                              -------------   ------------
Investment in real estate, at cost:
  Land                                           6,043,941      6,043,941
  Buildings and improvements                    22,942,335     22,942,335
                                              -------------   ------------
                                                28,986,276     28,986,276

  Less accumulated depreciation                  6,781,432      6,598,769
                                              -------------   ------------
Investment in real estate, net of
  accumulated depreciation                      22,204,844     22,387,507
                                              -------------   ------------
                                              $ 24,993,558    $25,079,622
                                              =============   ============



                  LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                              $      1,317     $    3,890
Accrued liabities, principally
  real estate taxes                                 72,480
Security deposits                                  110,767        115,565
Mortgage note payable                           25,825,000     25,917,500
                                              -------------   ------------
    Total liabilities                           26,009,564     26,036,955

Partners' deficit                               (1,016,006)      (957,333)
                                              -------------   ------------
                                              $ 24,993,558    $25,079,622
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)



                                                   1995           1994
                                              -------------   ------------
Income:
  Rental and service                          $    883,736    $   866,613
  Interest on short-term investments                76,312         73,550
                                              -------------   ------------
    Total income                                   960,048        940,163
                                              -------------   ------------

Expenses:
  Interest on mortgage note payable                568,969        576,299
  Depreciation                                     182,663        182,663
  Property operating                               230,206        192,476
  Real estate taxes                                 72,480         70,739
  Property management fees                          35,170         43,375
  Administrative                                     3,439          5,558
                                              -------------   ------------
    Total expenses                               1,092,927      1,071,110
                                              -------------   ------------
Loss before seller's participation
  in loss of joint venture                        (132,879)      (130,947)
Seller's participation in loss
  of joint venture                                  25,206         23,671
                                              -------------   ------------
Net loss                                      $   (107,673)   $  (107,276)
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)




                                                   1995           1994
                                              -------------   ------------
Operating activities:
  Net loss                                    $   (107,673)   $  (107,276)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Seller's participation in loss from
        joint venture                              (25,206)       (23,671)
      Depreciation of property                     182,663        182,663
      Net change in:
        Accounts receivable                        (95,530)      (100,884)
        Accounts payable                            (2,573)        (1,070)
        Accrued liabilities                         72,480         70,739
        Security deposits                           (4,798)        (2,575)
                                              -------------   ------------
  Net cash provided by operating activities         19,363         17,926
                                              -------------   ------------

Financing activities:
  Capital contributions by joint venture
    partners                                        49,000         34,000
  Capital contribution by joint venture
    partner - seller                                25,206         23,671
  Principal payments on mortgage note payable      (92,500)       (85,000)
                                              -------------   ------------
  Net cash used in financing activities            (18,294)       (27,329)
                                              -------------   ------------

Net change in cash and cash equivalents              1,069         (9,403)

Cash and cash equivalents at beginning of
  period                                             9,887         19,602
                                              -------------   ------------
Cash and cash equivalents at end of period    $     10,956    $    10,199
                                              =============   ============
  The accompanying notes are an integral part of the financial statements.

                                REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $568,969 and $576,299, respectively.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR GROWTH FUND
                              A REAL ESTATE INVESTMENT FOR CAPITAL
                              APPRECIATION



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XX, the General Partner



                              By: /s/ Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XX, the General
                                  Partner


Date: May 12, 1995
      --------------------------