Form 10-Q
period 1995-06-30
BALCOR GROWTH FUND
filed 1995-08-14
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-15646
                       -------

                            BALCOR GROWTH FUND
             A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3378299
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


2355 Waukegan Road
Bannockburn, Illinois                                   60015
 -----------------------------------------         -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                 BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                                  (Unaudited)


                                   ASSETS

                                                  1995            1994
                                             -------------  --------------

Cash and cash equivalents                    $     82,332   $      37,514
Accounts receivable                                 5,385
Investment in joint ventures with affiliates      790,076         972,320
                                             -------------  --------------
                                             $    877,793   $   1,009,834
                                             =============  ==============



                         LIABILITIES AND PARTNERS' DEFICIT



Loan payable - affiliate                     $    802,645   $     731,645
Accounts payable                                                   14,556
Due to affiliates                                 145,201         139,292
                                             -------------  --------------
    Total liabilities                             947,846         885,493

Affiliate's participation in joint venture        349,005         383,661

Partners' deficit (7,084 Limited Partnership
  Interests issued and outstanding)              (419,058)       (259,320)
                                             -------------  --------------
                                             $    877,793   $   1,009,834
                                             =============  ==============

  The accompanying notes are an integral part of the financial statements.

                                BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1995 and 1994
                                    (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Expenses:
  Interest on short-term loan from
    an affiliate                             $     29,187    $     16,690
  Administrative                                   88,260          76,736
  Participation in losses from joint ventures
    with affiliates                                31,744         171,377
                                             -------------   -------------
      Total expenses                              149,191         264,803
                                             -------------   -------------
Loss before affiliate's participation
  in (income) loss from joint venture            (149,191)       (264,803)

Affiliate's participation in (income) loss
  from joint venture                              (10,547)         15,075
                                             -------------   -------------
Net loss                                     $   (159,738)   $   (249,728)
                                             =============   =============
Net loss allocated to General Partner        $     (1,597)   $     (2,497)
                                             =============   =============
Net loss allocated to Limited Partners       $   (158,141)   $   (247,231)
                                             =============   =============
Net loss per Limited Partnership Interest
  (7,084 issued and outstanding)             $     (22.32)   $     (34.90)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                     (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended June 30, 1995 and 1994
                                   (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Expenses:
  Interest on short-term loan from
    an affiliate                             $     15,316    $      9,194
  Administrative                                   50,335          42,827
  Participation in losses from joint ventures
    with affiliates                                17,628         117,495
                                             -------------   -------------
      Total expenses                               83,279         169,516
                                             -------------   -------------
Loss before affiliate's participation
  in (income) loss from joint venture             (83,279)       (169,516)

Affiliate's participation in (income) loss
  from joint venture                                 (287)         15,012
                                             -------------   -------------
Net loss                                     $    (83,566)   $   (154,504)
                                             =============   =============
Net loss allocated to General Partner        $       (835)   $     (1,545)
                                             =============   =============
Net loss allocated to Limited Partners       $    (82,731)   $   (152,959)
                                             =============   =============
Net loss per Limited Partnership Interest
  (7,084 issued and outstanding)             $     (11.67)   $     (21.59)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                                BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                          (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                  (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (159,738)   $   (249,728)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Affiliate's participation in income
        (loss) from joint venture                  10,547         (15,075)
      Participation in losses from joint
        ventures with affiliates                   31,744         171,377
      Net change in:
        Accounts receivable                        (5,385)
        Accounts payable                          (14,556)         (9,556)
        Due to affiliates                           5,909          44,104
                                             -------------   -------------
  Net cash used in operating activities          (131,479)        (58,878)
                                             -------------   -------------
Investing activities:

  Capital contribution to joint
    venture with an affiliate                     (24,500)        (17,000)
  Distribution from joint venture
    with an affiliate                             175,000          90,000
                                             -------------    ------------
  Net cash provided by investing activities       150,500          73,000
                                             -------------    ------------
Financing activities:

  Proceeds from loan payable - affiliate           71,000
  Distribution to joint venture
    partner - affiliate                           (45,203)        (23,247)
                                             -------------    ------------
  Net cash provided by or used in financing
    activities                                     25,797         (23,247)
                                             -------------    ------------

Net change in cash and cash equivalents            44,818          (9,125)

Cash and cash equivalents at beginning
  of period                                        37,514          43,067
                                             -------------   -------------
Cash and cash equivalents at end of period   $     82,332    $     33,942
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------    ---------
   Reimbursement of expenses to
     the General Partner, at cost       $55,191   $55,191      $2,468


As of June 30, 1995, $802,645 is owed to the General Partner, $71,000 of which was borrowed during the six months ended June 30, 1995. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense of $29,187 and $16,690, respectively. The Partnership paid no interest expense during either period. As of June 30, 1995, interest expense of $142,733 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1995, this rate was 6.542%.

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

Operations
----------

Summary of Net Loss
-------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of improved operations at both properties, the Partnership's net loss decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Post Lake Apartments generated net income during the six months and quarter ended June 30, 1995 as compared to a net loss during the same periods in 1994 primarily as a result of higher rental income due to higher rental rates and occupancy, and lower painting expenses. The improvements at Post Lake also resulted in affiliate's participation in income from joint venture during the six months and quarter ended June 30, 1995 as compared to a participation in loss during the same periods in 1994.

The net loss from Redwood Shores Apartments decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 as a result of higher rental income due to increased occupancy and higher interest income due to higher interest rates.

As a result of higher interest rates and outstanding balances during 1995, interest expense on the Partnership's short-term loan with an affiliate increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Primarily as a result of increased accounting fees, administrative expenses increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 as compared to December 31, 1994. The Partnership's operating activities consisted of the payment of Partnership administrative expenses; investing activities consisted of the distribution from the Atlanta Lakes Joint Venture and a contribution to Redwood Partners; and financing activities consisted of borrowings from the General Partner and the distribution to the affiliated partner on the Atlanta Lakes Joint Venture.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, Post Lake Apartments generated positive cash flow. Redwood Shores Apartments generated positive cash flow during the six months ended June 30, 1995 as compared to a marginal cash flow deficit during the same period in 1994. This improvement was primarily a result of higher rental income due to increased occupancy and higher rental rates. During the six months ended June 30, 1995 and 1994, the mortgage financing on the Redwood Shores Apartments required principal payments of $190,000 and $172,500, respectively. The joint venture partners of Redwood Shores (Redwood Partners and the seller) are required to fund their share of any cash flow deficit the property generates.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995 the Redwood Shores Apartments had an occupancy rate of 98% and the Post Lake Apartments had an occupancy rate of 92%.

Each of the properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. Although the Partnership has no third-party financing which matures prior to 1997, the General Partner is currently pursuing a refinancing of the Redwood Shores mortgage note payable.

As of June 30, 1995, $802,645 is owed to the General Partner. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances. The Redwood Shores and Post Lake apartment complexes may not currently be sold on terms which are advantageous to the Partnership and it may be necessary for the joint ventures to retain ownership of the properties for longer than the holding period originally projected in the Prospectus.

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

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                               BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                   ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $     16,026    $     47,918
Escrow deposits                                   205,150          92,357
Accounts and accrued interest receivable          197,381         207,180
Deferred expenses, net of accumulated
  amortization of $179,503 in 1995 and
  $168,513 in 1994                                 40,296          51,286
                                             -------------   -------------
                                                  458,853         398,741
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          3,794,165       3,794,165
  Buildings and improvements                   21,297,917      21,297,917
                                             -------------   -------------
                                               25,092,082      25,092,082

  Less accumulated depreciation                 7,296,782       6,970,136
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     17,795,300      18,121,946
                                             -------------   -------------
                                             $ 18,254,153    $ 18,520,687
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                             $      3,112
Accrued liabilities, principally
  real estate taxes                          $    113,792
Security deposits                                 107,014         108,009
Mortgage note payable                          15,307,997      15,415,878
                                             -------------   -------------
    Total liabilities                          15,528,803      15,526,999

Partners' capital                               2,725,350       2,993,688
                                             -------------   -------------
                                             $ 18,254,153    $ 18,520,687
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)



                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  2,007,105    $  1,880,379
  Interest on short-term investments                5,192           2,921
                                             -------------   -------------
    Total income                                2,012,297       1,883,300
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               710,924         720,421
  Depreciation                                    326,646         326,646
  Amortization of deferred expenses                10,990          10,990
  Property operating                              675,512         740,520
  Real estate taxes                               113,792         115,512
  Property management fees                         85,307          78,265
  Administrative                                    7,464           7,672
                                             -------------   -------------
    Total expenses                              1,930,635       2,000,026
                                             -------------   -------------

Net income (loss)                            $     81,662    $   (116,726)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  1,001,356    $    929,753
  Interest on short-term investments                1,076           2,207
                                             -------------   -------------
    Total income                                1,002,432         931,960
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               354,841         359,644
  Depreciation                                    163,323         163,323
  Amortization of deferred expenses                 5,495           5,495
  Property operating                              372,559         420,638
  Real estate taxes                                56,896          57,756
  Property management fees                         42,563          39,404
  Administrative                                    4,534           1,939
                                             -------------   -------------
    Total expenses                              1,000,211       1,048,199
                                             -------------   -------------

Net income (loss)                            $      2,221    $   (116,239)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                         ATLANTA LAKES JOINT VENTURE
                      (An Illinois General Partnership)

                          STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income (loss)                          $     81,662    $   (116,726)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation of property                    326,646         326,646
      Amortization of deferred expenses            10,990          10,990
      Net change in:
        Escrow deposits                          (112,793)       (115,029)
        Accounts and accrued interest
          receivable                                9,799          34,779
        Accounts payable                           (3,112)         (3,112)
        Accrued liabilities                       113,792         115,512
        Security deposits                            (995)          5,583
                                             -------------   -------------
  Net cash provided by operating activities       425,989         258,643
                                             -------------   -------------
Financing activities:
  Distribution to Joint Venture Partners         (350,000)       (180,000)
  Principal payments on mortgage
    note payable                                 (107,881)        (98,384)
                                             -------------   -------------
  Cash used in financing activities              (457,881)       (278,384)
                                             -------------   -------------

Net change in cash and cash equivalents           (31,892)        (19,741)

Cash and cash equivalents at beginning
  of period                                        47,918          49,917
                                             -------------   -------------
Cash and cash equivalents at end of period   $     16,026    $     30,176
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $710,924 and $720,421, respectively.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $      3,040    $      9,887
Bond reserve                                    2,478,000       2,478,000
Accounts and accrued interest receivable          283,756         204,228
                                             -------------   -------------
                                                2,764,796       2,692,115
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                          6,043,941       6,043,941
  Buildings and improvements                   22,942,335      22,942,335
                                             -------------   -------------
                                               28,986,276      28,986,276

  Less accumulated depreciation                 6,964,095       6,598,769
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     22,022,181      22,387,507
                                             -------------   -------------
                                             $ 24,786,977    $ 25,079,622
                                             =============   =============


                  LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                                             $      3,890
Security deposits                            $    112,960         115,565
Mortgage note payable                          25,727,500      25,917,500
                                             -------------   -------------
    Total liabilities                          25,840,460      26,036,955

Partners' deficit                              (1,053,483)       (957,333)
                                             -------------   -------------
                                             $ 24,786,977    $ 25,079,622
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)



                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  1,778,918    $  1,733,674
  Interest on short-term investments              168,574         149,108
                                             -------------   -------------
    Total income                                1,947,492       1,882,782
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable             1,133,890       1,148,987
  Depreciation                                    365,326         365,326
  Property operating                              394,009         386,763
  Real estate taxes                               145,759         141,479
  Property management fees                         71,019          75,779
  Administrative                                    7,845          14,147
                                             -------------   -------------
    Total expenses                              2,117,848       2,132,481
                                             -------------   -------------
Loss before seller's participation
  in loss of joint venture                       (170,356)       (249,699)
Seller's participation in loss
  of joint venture                                 25,206          23,671
                                             -------------   -------------
Net loss                                     $   (145,150)   $   (226,028)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $    895,182    $    867,061
  Interest on short-term investments               92,262          75,558
                                             -------------   -------------
    Total income                                  987,444         942,619
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               564,921         572,688
  Depreciation                                    182,663         182,663
  Property operating                              163,803         194,287
  Real estate taxes                                73,279          70,740
  Property management fees                         35,849          32,404
  Administrative                                    4,406           8,589
                                             -------------   -------------
    Total expenses                              1,024,921       1,061,371
                                             -------------   -------------
Net loss                                     $    (37,477)   $   (118,752)
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                      (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (145,150)   $   (226,028)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Seller's participation in loss from
        joint venture                             (25,206)        (23,671)
      Depreciation of property                    365,326         365,326
      Net change in:
        Accounts receivable                       (79,528)         (6,054)
        Accounts payable                           (3,890)         (1,944)
        Security deposits                          (2,605)         (2,875)
                                             -------------   -------------
  Net cash provided by operating activities       108,947         104,754
                                             -------------   -------------
Financing activities:
  Capital contribution by joint venture
    partners                                       49,000          34,000
  Capital contribution by joint venture
    partner - seller                               25,206          23,671
  Principal payments on mortgage note payable    (190,000)       (172,500)
                                             -------------   -------------
  Net cash used in financing activities          (115,794)       (114,829)
                                             -------------   -------------

Net change in cash and cash equivalents            (6,847)        (10,075)

Cash and cash equivalents at beginning
  of period                                         9,887          19,602
                                             -------------   -------------
Cash and cash equivalents at end of period   $      3,040    $      9,527
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $1,133,890 and $1,148,987 respectively.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XX, the General
                                  Partner


Date: August 14, 1995
      --------------------------