Form 10-Q
period 1995-09-30
BALCOR GROWTH FUND
filed 1995-11-14
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                     1995         1994
                                                   ----------   ----------
Cash and cash equivalents                         $  155,371   $   37,514
Accounts receivable                                    5,385
Investment in joint ventures with affiliates         874,762      972,320
                                                   ----------   ----------
                                                  $1,035,518   $1,009,834
                                                   ==========   ==========

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                          $1,035,645   $  731,645
Accounts payable                                       3,639       14,556
Due to affiliates                                    166,125      139,292
                                                   ----------   ----------
     Total liabilities                             1,205,409      885,493

Affiliate's participation in joint venture           345,669      383,661

Partners' deficit (7,084 Limited Partnership
  Interests issued and outstanding)                 (515,560)    (259,320)
                                                   ----------   ----------
                                                  $1,035,518   $1,009,834
                                                   ==========   ==========





   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                      1995         1994
                                                   ----------   ----------
Expenses:
  Interest on short-term loan from an affiliate   $   45,059   $   27,227
  Administrative                                     123,912      117,734
  Participation in losses from joint ventures
    with affiliates                                   80,058      260,845
                                                   ----------   ----------
    Total expenses                                   249,029      405,806
                                                   ----------   ----------
Loss before affiliate's participation in (income)
  loss from joint venture                           (249,029)    (405,806)

Affiliate's participation in (income) loss from
  joint venture                                       (7,211)      21,062
                                                   ----------   ----------
Net loss                                          $ (256,240)  $ (384,744)
                                                   ==========   ==========
Net loss allocated to General Partner             $   (2,562)  $   (3,847)
                                                   ==========   ==========
Net loss allocated to Limited Partners            $ (253,678)  $ (380,897)
                                                   ==========   ==========
Net loss per Limited Partnership Interest
    (7,084 issued and outstanding)                $   (35.81)  $   (53.77)
                                                   ==========   ==========




   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                      1995         1994
                                                   ----------   ----------
Expenses:
  Interest on short-term loan from an affiliate   $   15,872   $   10,537
  Administrative                                      35,652       40,998
  Participation in losses from joint ventures
    with affiliates                                   48,314       89,468
                                                   ----------   ----------
    Total expenses                                    99,838      141,003
                                                   ----------   ----------
Loss before affiliate's participation in loss
  from joint venture                                 (99,838)    (141,003)

Affiliate's participation in loss from joint
  venture                                              3,336        5,987
                                                   ----------   ----------
Net loss                                          $  (96,502)  $ (135,016)
                                                   ==========   ==========
Net loss allocated to General Partner             $     (965)  $   (1,350)
                                                   ==========   ==========
Net loss allocated to Limited Partners            $  (95,537)  $ (133,666)
                                                   ==========   ==========
Net loss per Limited Partnership Interest
    (7,084 issued and outstanding)                $   (13.49)  $   (18.87)
                                                   ==========   ==========





   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                      1995         1994
                                                   ----------   ----------
Operating activities:
  Net loss                                        $ (256,240)  $ (384,744)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Affiliate's participation in income (loss)
      from joint venture                               7,211      (21,062)
    Participation in losses from joint ventures
      with affiliates                                 80,058      260,845
      Net change in:
         Accounts receivable                          (5,385)
         Accounts payable                            (10,917)      (7,278)
         Due to affiliates                            26,833       51,317
                                                   ----------   ----------
  Net cash used in operating activities             (158,440)    (100,922)
                                                   ----------   ----------
Investing activities:
  Capital contributions to joint venture with
    an affiliate                                    (157,500)     (27,000)
  Distribution from joint venture with an affiliate  175,000       90,000
                                                   ----------   ----------
  Net cash provided by investing activities           17,500       63,000
                                                   ----------   ----------
Financing activities:
  Proceeds from loan payable - affiliate             304,000       20,000
  Distribution to joint venture partner -
    affiliate                                        (45,203)     (23,247)
                                                   ----------   ----------
  Net cash provided by or used in financing
    activities                                       258,797       (3,247)
                                                   ----------   ----------

Net change in cash and cash equivalents              117,857      (41,169)

Cash and cash equivalents at beginning of period      37,514       43,067
                                                   ----------   ----------
Cash and cash equivalents at end of period        $  155,371   $    1,898
                                                   ==========   ==========


   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                              Paid
                                   -------------------------
                                    Nine Months    Quarter     Payable
                                   -------------   --------   ---------
  Reimbursement of expenses to
     the General Partner, at cost     $61,213       $6,022      $7,520


As of September 30, 1995, $1,035,645 is owed to the General Partner, $304,000 of which was borrowed during the nine months ended September 30, 1995. During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense of $45,059 and $27,227, respectively. The Partnership paid no interest expense during either period. As of September 30, 1995, interest expense of $158,605 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1995, this rate was 6.307%.

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

Operations
----------

Summary of Net Loss
-------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of improved operations at both properties, the Partnership's net loss decreased during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Post Lake Apartments generated net income during the nine months ended September 30, 1995 as compared to a net loss during the same period in 1994 and generated a smaller net loss during the quarter ended September 30, 1995 as compared to the same period in 1994 primarily as a result of higher rental income due to higher rental rates and occupancy. These improvements resulted in affiliate's participation in income from joint venture during the nine months ended September 30, 1995 as compared to a participation in loss during the same period in 1994.

The net loss from Redwood Shores Apartments decreased during 1995 as compared to 1994 as a result of higher rental income due to increased occupancy and a higher seller's participation in loss of joint venture, as discussed below. These items were partially offset by higher property operating expenses as a result of higher repairs and maintenance costs.

The seller's participation in the loss of Redwood Shores is equal to the lesser of the seller's capital contributions during the year or the seller's 30% share of the property operating loss. Due to higher capital contributions in 1995 than 1994, the seller participation was higher during 1995 as compared to 1994.

As a result of higher interest rates and outstanding balances during 1995, interest expense on the Partnership's short-term loan with an affiliate increased during 1995 as compared to 1994.

Primarily as a result of lower accounting fees, administrative expenses decreased during the quarter ended September 30, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994, due primarily to borrowings from an affiliate which were partially used to fund capital contributions to Redwood Partners, as described below, for its share of certain costs associated with the re-marketing of the Redwood Shores bonds.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, Post Lake Apartments generated positive cash flow and Redwood Shores Apartments generated a marginal cash flow deficit. During the nine months ended September 30, 1995 and 1994, the mortgage financing on the Redwood Shores Apartments required principal payments of $287,500 and $260,000, respectively, which caused the deficits. The joint venture partners of Redwood Shores (Redwood Partners and the seller) are required to fund their share of any cash flow deficit the property generates.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, both Redwood Shores Apartments and Post Lake Apartments had an occupancy rate of 99%.

Each of the properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. In October 1995, the Redwood Shores joint venture completed the re-marketing of the $25,630,000 bonds collateralized by the Redwood Shores Apartments. The principal and bond reserve were unchanged and the interest rate was reduced from 8.75% to 5.20%. The principal will initially be amortized by $200,000 semi-annually. The semi-annual amortization will subsequently increase by $10,000 or $15,000 for each six-month period thereafter through the next tender/re-marketing date, October 2000. The maturity date of the bonds is September 2008. The joint venture paid refinancing fees of $320,000 and Redwood Partners paid legal fees of $11,005 in connection with the re-marketing.

As of September 30, 1995, $1,035,645 is owed to the General Partner. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances. The Redwood Shores and Post Lake apartment complexes may not currently be sold on terms which are advantageous to the Partnership and it may be necessary for the joint ventures to retain ownership of the properties for longer than the holding period originally projected in the Prospectus.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                    1995          1994
                                                 -----------   -----------
Cash and cash equivalents                       $    69,512   $    47,918
Escrow deposits                                     262,944        92,357
Accounts and accrued interest receivable            233,148       207,180
Deferred expenses, net of accumulated amorti-
  zation of $184,998 in 1995 and $168,513 in 1994    34,801        51,286
                                                 -----------   -----------
                                                    600,405       398,741
                                                 -----------   -----------
Investment in real estate, at cost:
  Land                                            3,794,165     3,794,165
  Buildings and improvements                     21,297,917    21,297,917
                                                 -----------   -----------
                                                 25,092,082    25,092,082
  Less accumulated depreciation                   7,460,105     6,970,136
                                                 -----------   -----------
Investment in real estate, net of accumulated
  depreciation                                   17,631,977    18,121,946
                                                 -----------   -----------
                                                $18,232,382   $18,520,687
                                                 ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                              $     3,112
Accrued real estate taxes                       $   170,688
Security deposits                                   110,011       108,009
Mortgage note payable                            15,252,164    15,415,878
                                                 -----------   -----------
     Total liabilities                           15,532,863    15,526,999

Partners' capital                                 2,699,519     2,993,688
                                                 -----------   -----------
                                                $18,232,382   $18,520,687
                                                 ===========   ===========



   The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                 -----------   -----------
Income:
  Rental and service                            $ 3,014,705   $ 2,829,100
  Interest on short-term investments                  7,913         4,224
                                                 -----------   -----------
    Total income                                  3,022,618     2,833,324
                                                 -----------   -----------

Expenses:
  Interest on mortgage note payable               1,064,493     1,078,905
  Depreciation                                      489,969       489,969
  Amortization of deferred expenses                  16,485        16,485
  Property operating                              1,087,618     1,109,582
  Real estate taxes                                 170,688       173,268
  Property management fees                          127,725       118,588
  Administrative                                      9,809         9,605
                                                 -----------   -----------
    Total expenses                                2,966,787     2,996,402
                                                 -----------   -----------
Net income (loss)                               $    55,831   $  (163,078)
                                                 ===========   ===========


   The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                 -----------   -----------
Income:
  Rental and service                            $ 1,007,600   $   948,721
  Interest on short-term investments                  2,721         1,303
                                                 -----------   -----------
    Total income                                  1,010,321       950,024
                                                 -----------   -----------
Expenses:
  Interest on mortgage note payable                 353,569       358,484
  Depreciation                                      163,323       163,323
  Amortization of deferred expenses                   5,495         5,495
  Property operating                                412,106       369,062
  Real estate taxes                                  56,896        57,756
  Property management fees                           42,418        40,323
  Administrative                                      2,345         1,933
                                                 -----------   -----------
    Total expenses                                1,036,152       996,376
                                                 -----------   -----------
Net loss                                        $   (25,831)  $   (46,352)
                                                 ===========   ===========


   The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                     1995          1994
                                                 -----------   -----------
Operating activities:
  Net income (loss)                             $    55,831   $  (163,078)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation of property                      489,969       489,969
      Amortization of deferred expenses              16,485        16,485
      Net change in:
         Escrow deposits                           (170,587)     (172,332)
         Accounts and accrued interest receivable   (25,968)      (23,132)
         Accounts payable                            (3,112)       (1,556)
         Accrued liabilities                        170,688       173,268
         Security deposits                            2,002        13,764
                                                 -----------   -----------
  Net cash provided by operating activities         535,308       333,388
                                                 -----------   -----------
Financing activities:
  Distribution to Joint Venture Partners           (350,000)     (180,000)
  Principal payments on mortgage note payable      (163,714)     (149,303)
                                                 -----------   -----------
  Cash used in financing activities                (513,714)     (329,303)
                                                 -----------   -----------
Net change in cash and cash equivalents              21,594         4,085

Cash and cash equivalents at beginning of period     47,918        49,917
                                                 -----------   -----------
Cash and cash equivalents at end of period      $    69,512   $    54,002
                                                 ===========   ===========


   The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $1,064,493 and $1,078,905, respectively.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                    1995          1994
                                                 -----------   -----------
Cash and cash equivalents                       $    10,211   $     9,887
Bond reserve                                      2,478,000     2,478,000
Accounts and accrued interest receivable            276,542       204,228
Prepaid expenses                                     60,000
Deferred expenses                                   331,005
                                                 -----------   -----------
                                                  3,155,758     2,692,115
                                                 -----------   -----------
Investment in real estate, at cost:
  Land                                            6,043,941     6,043,941
  Buildings and improvements                     22,942,335    22,942,335
                                                 -----------   -----------
                                                 28,986,276    28,986,276
  Less accumulated depreciation                   7,146,758     6,598,769
                                                 -----------   -----------
Investment in real estate, net of accumulated
  depreciation                                   21,839,518    22,387,507
                                                 -----------   -----------
                                                $24,995,276   $25,079,622
                                                 ===========   ===========

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                              $     3,890
Accrued liabilities                             $    72,680
Security deposits                                   113,414       115,565
Mortgage note payable                            25,630,000    25,917,500
                                                 -----------   -----------
     Total liabilities                           25,816,094    26,036,955

Seller's participation in joint venture              37,464

Partners' deficit                                  (858,282)     (957,333)
                                                 -----------   -----------
                                                $24,995,276   $25,079,622
                                                 ===========   ===========





   The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                 -----------   -----------
Income:
  Rental and service                            $ 2,672,851   $ 2,584,839
  Interest on short-term investments                250,870       226,140
                                                 -----------   -----------
    Total income                                  2,923,721     2,810,979
                                                 -----------   -----------

Expenses:
  Interest on mortgage note payable               1,698,813     1,721,675
  Depreciation                                      547,989       547,989
  Property operating                                660,140       586,236
  Real estate taxes                                 218,439       212,218
  Property management fees                          106,947       100,950
  Administrative                                      9,084        30,753
                                                 -----------   -----------
    Total expenses                                3,241,412     3,199,821
                                                 -----------   -----------
Loss before seller's participation in loss of
  joint venture                                    (317,691)     (388,842)
Seller's participation in loss of joint venture     101,742        30,230
                                                 -----------   -----------
Net loss                                        $  (215,949)  $  (358,612)
                                                 ===========   ===========





   The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                     1995          1994
                                                 -----------   -----------
Income:
  Rental and service                            $   893,933   $   851,165
  Interest on short-term investments                 82,296        77,032
                                                 -----------   -----------
    Total income                                    976,229       928,197
                                                 -----------   -----------
Expenses:
  Interest on mortgage note payable                 564,923       572,688
  Depreciation                                      182,663       182,663
  Property operating                                266,131       199,473
  Real estate taxes                                  72,680        70,739
  Property management fees                           35,928        25,171
  Administrative                                      1,239        16,606
                                                 -----------   -----------
    Total expenses                                1,123,564     1,067,340
                                                 -----------   -----------
Loss before seller's participation in loss of
  joint venture                                    (147,335)     (139,143)
Seller's participation in loss of joint venture      76,536         6,559
                                                 -----------   -----------
Net loss                                        $   (70,799)  $  (132,584)
                                                 ===========   ===========





   The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                     1995          1994
                                                 -----------   -----------
Operating activities:
  Net loss                                      $  (215,949)  $  (358,612)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Seller's participation in loss from joint
       venture                                     (101,742)      (30,230)
     Depreciation of property                       547,989       547,989
     Net change in:
        Accounts receivable                         (72,314)      (57,097)
        Prepaid expenses                            (60,000)
        Accounts payable                             (3,890)            2
        Accrued liabilities                          72,680        70,739
        Security deposits                            (2,151)       (3,360)
                                                 -----------   -----------
  Net cash provided by operating activities         164,623       169,431
                                                 -----------   -----------
Financing activities:
  Capital contributions by joint venture partners   315,000        54,000
  Capital contributions by joint venture
    partner - seller                                139,206        30,230
  Principal payments on mortgage notes payable     (287,500)     (260,000)
  Payment of deferred expenses                     (331,005)
                                                 -----------   -----------
  Net cash used in financing activities            (164,299)     (175,770)
                                                 -----------   -----------
Net change in cash and cash equivalents                 324        (6,339)

Cash and cash equivalents at beginning of period      9,887        19,602
                                                 -----------   -----------
Cash and cash equivalents at end of period      $    10,211   $    13,263
                                                 ===========   ===========





   The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $1,698,813 and $1,721,675, respectively.

3. Subsequent Event:

In October 1995, the Redwood Shores joint venture completed the re-marketing of the $25,630,000 bonds collateralized by the Redwood Shores Apartments. The principal and bond reserve were unchanged and the interest rate was reduced from 8.75% to 5.20%. The principal will initially be amortized by $200,000 semi-annually. The semi-annual amortization will subsequently increase by $10,000 or $15,000 for each six-month period thereafter through the next tender/re-marketing date in October 2000. The joint venture paid refinancing fees of $320,000 and Redwood Partners paid legal fees of $11,005 in connection with the re-marketing.

The bonds are subject to various redemption options and tender provisions pursuant to the terms of the trust indenture. The joint venture is obligated to make principal payments to the extent the bonds are redeemed or mature under these provisions. Unless there is a prior redemption of all or a part of the bonds, principal of approximately $16,820,000 will be due in September 2008, which will require the sale or refinancing of the property.

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

Date: November 14, 1995
      --------------------------