Form 10-K
period 1995-12-31
BALCOR GROWTH FUND
filed 1996-03-26
CIK 792334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15646
                       -------

                              BALCOR GROWTH FUND
                A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
               --------------------------------------------------
(Exact name of registrant as specified in its charter)

           Illinois                                      36-3378299
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant utilized the net offering proceeds to acquire joint venture interests in the two real property investments described under Item 2. Properties. See Note 4 of Notes to Financial Statements for additional information regarding these joint ventures. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The properties owned by the Registrant's joint ventures are subject to certain competitive conditions in the markets in which they are located. See Item 7. Liquidity and Capital Resources for additional information.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's properties.

During 1995, the joint venture which owns Redwood Shores Apartments completed the re-marketing of the bonds secured by the property. See Item 7. Liquidity and Capital Resources for additional information.

Activity for the purchase of limited partnership interests ("tender offer") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns joint venture interests in the two properties described below:

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

See Note 4 of Notes to Financial Statements for additional information.

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

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.


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

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 690.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------- ----------  ----------  ----------  ----------
Net loss             $(224,813) $(479,754)   $(436,167)  $(481,508)  $(770,618)
Net loss per
  Limited Part-
  nership Interest      (31.42)    (67.05)      (60.95)     (67.29)    (107.70)

Total assets         1,171,976   1,009,834   1,453,169   1,919,258   2,459,673


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. Improved property operations at Post Lake and decreased interest expense at Redwood Shores resulted in a decrease in the net loss during 1995 as compared to 1994, while higher administrative expenses during 1994 resulted in an increase in the net loss during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Post Lake Apartments generated net income during 1995 as compared to a net loss during 1994 primarily as a result of higher rental income due to higher rental rates and occupancy. This higher rental income resulted in an increase in property management fees for 1995 as compared to 1994. The net improvement in operations resulted in affiliate's participation in income from joint venture during 1995 as compared to a participation in loss during 1994.

The net loss from Redwood Shores Apartments decreased during 1995 as compared to 1994 as a result of higher rental income due to increased rental rates and occupancy and lower interest expense on the mortgage note payable as a result of the re-marketing of the bonds secured by the property. The decrease in the net loss was partially offset by a decrease in interest income due to lower interest rates earned on investments and an increase in administrative expense due to costs incurred in connection with the re-marketing of the bonds.

The seller's 30% participation in the operations of Redwood Shores is limited to the extent the seller contributes capital to the joint venture. Generally accepted accounting principles require that the seller's participation in any losses exceeding such contributions be suspended to subsequent years when sufficient contributions are made. The seller's share of the joint venture's losses exceeded the capital contributed in both 1993 and 1994. However, due to higher capital contributions in 1995 related to the bond re-marketing, a portion of the seller's losses suspended from previous years was recognized in 1995.

As a result of higher outstanding balances and interest rates during 1995, interest expense on the Partnership's short-term loan with an affiliate increased during 1995 as compared to 1994.

Primarily as a result of lower data processing costs, administrative expenses decreased during 1995 as compared to the same period in 1994.

1994 Compared to 1993
---------------------

The net loss from Post Lake Apartments decreased during 1994 as compared to 1993 primarily due to higher rental rates in 1994. This decrease in net loss was partially offset by increased maintenance and repairs expenses due to the exterior painting of the buildings during 1994.

The net loss from Redwood Shores Apartments increased slightly during 1994 as compared to 1993 primarily due to an increase in administrative expenses, which was the result of increased legal fees.

As a result of higher interest rates and outstanding affiliate loan balances in 1994, interest expense on the Partnership's short-term loan with an affiliate increased during 1994 as compared to 1993.

Primarily as a result of increased accounting and data processing fees, administrative expenses increased during 1994 as compared to 1993.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994. The Partnership's operating activities consisted of the payment of Partnership administrative expenses; investing activities consisted of the Partnership's share of the distributions from the Atlanta Lakes Joint Venture and contributions to Redwood Partners; and financing activities consisted of distributions to the affiliated partner on the Atlanta Lakes Joint Venture and borrowings from the General Partner.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, Post Lake Apartments generated positive cash flow. During 1995, Redwood Shores Apartments generated positive cash flow, while in 1994, the property generated a marginal cash flow deficit. The improvement in cash flow at Redwood Shores was due to higher rental income resulting from increased rental rates and occupancy and lower interest on the mortgage note payable as a result of the re-marketing of the bonds. During 1995 and 1994, the mortgage financing on the Redwood Shores Apartments required principal payments of $387,500 and $352,500, respectively. The joint venture partners of Redwood Shores (Redwood Partners and the seller) were required to fund their share of any cash flow deficit the property generated.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including improving property operating performance, and seeking rent increases where market conditions allow.

Redwood Shores Apartments is located in the Redwood Shores Planned Unit Development of Redwood City, California, along the western shores of San Francisco Bay approximately halfway between San Francisco and San Jose. This is an upscale community and surrounding area. There are approximately 400 competing apartment units within the Redwood Shores sub-market plus various townhomes and condominiums, some of which also rent. The market rent of this higher-end product ranges between $1,200 and $1,500 per month for one and two bedroom units, respectively. However, Redwood Shores Apartments, with smaller square footage within its units and fewer amenities, competes more directly with approximately 2,000 units of comparably priced product within the nearby communities of San Mateo and Foster City. Current occupancy at Redwood Shores is 98%. Occupancy in the surrounding market for comparable apartment complexes is comparable.

Post Lake Apartments is located in the northwest metropolitan area of Atlanta in the submarket of Cobb County. Cobb County has a diverse apartment market, catering to a wide range of apartment dwellers. Post Lake Apartments competes with the higher-end product of this submarket and has comparable rental rates. Current occupancy at Post Lake Apartments is 95% while occupancy in the surrounding market for comparable apartment complexes is 94%. The overall Atlanta market population continues to grow and thus, new rental units are under construction in this submarket. Atlanta is the most active metropolitan area in the country relative to multi-family housing permits. Approximately

20,000 new units will be added to inventory in the two year period which began in January 1995. While the Atlanta market is still considered strong, an oversupply situation could occur. This would have a negative impact on rental and occupancy rates.

Each of the properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. In October 1995, the Redwood Shores joint venture completed the re-marketing of the $25,630,000 bonds collateralized by the Redwood Shores Apartments. The principal and bond reserve were unchanged and the interest rate was reduced from 8.75% to 5.20%. The principal will initially be amortized by $200,000 semi-annually. The semi-annual amortization will subsequently increase by $10,000 or $15,000 for each six-month period thereafter through the next tender/re-marketing date, October 2000. The maturity date of the bonds is September 2008. The joint venture paid refinancing fees of $320,000 and Redwood Partners paid legal fees of $39,213 in connection with the re-marketing. The Post Lake Apartments mortgage note payable matures in May 1997.

As of December 31, 1995, $1,118,145 was owed to the General Partner. The additional borrowings in 1995 were primarily used to fund the Partnership's share of the costs of the re-marketing of the Redwood Shores bonds. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's properties.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership's joint ventures as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership's joint ventures.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $1,171,976  $(1,533,354)   $1,009,834  $(1,431,185)
Partners' capital
  accounts (deficit):
    General Partner      (65,055)    (803,831)      (62,807)    (711,681)
    Limited Partners    (419,078)  (1,978,446)     (196,513)  (1,603,327)
Net loss:
    General Partner       (2,248)     (92,150)       (4,798)    (157,218)
    Limited Partners    (222,565)    (375,119)     (474,956)    (521,433)
    Per Limited
      Partnership
      Interest             (31.42)     (52.95)        (67.05)      (73.61)



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

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


      TITLE                                 OFFICERS
      -----                                 --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-XX, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

                         BALCOR GROWTH FUND
                         A REAL ESTATE INVESTMENT FOR CAPITAL
                         APPRECIATION

                         By: /s/Brian D. Parker
                             ---------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Partners-XX, the
                             General Partner

Date: March 25, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XX,
 /s/Thomas E. Meador     the General Partner               March 25, 1996
----------------------                                     --------------
   Thomas E. Meador
                         Senior Vice President and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XX,
 /s/Brian D. Parker      the General Partner               March 25, 1996
----------------------                                     --------------
   Brian D. Parker

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' (Deficit) Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Growth Fund A Real Estate Investment for Capital Appreciation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.








                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994


                                    ASSETS

                                                  1995            1994
                                               -----------     -----------
Cash and cash equivalents                    $    139,880    $     37,514
Accounts receivable                                39,213
Investment in joint ventures with affiliates      992,883         972,320
                                               -----------     -----------
                                             $  1,171,976    $  1,009,834
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                     $  1,118,145    $    731,645
Accounts payable                                    4,480          14,556
Due to affiliates                                 185,138         139,292
                                               -----------     -----------
    Total liabilities                           1,307,763         885,493
                                               -----------     -----------

Affiliate's participation in joint venture        348,346         383,661
                                               -----------     -----------
Limited Partners' deficit (7,084
  Interests issued and outstanding)              (419,078)       (196,513)
General Partner's deficit                         (65,055)        (62,807)
                                               -----------     -----------
    Total Partners' deficit                      (484,133)       (259,320)
                                               -----------     -----------
                                             $  1,171,976    $  1,009,834
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' (DEFICIT)
             for the years ended December 31, 1995, 1994 and 1993





                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1992    $     656,601 $     (53,647)$     710,248

Net loss for the year
  ended December 31, 1993            (436,167)       (4,362)     (431,805)
                                  ------------  ------------  ------------
Balance at December 31, 1993          220,434       (58,009)      278,443

Net loss for the year
  ended December 31, 1994            (479,754)       (4,798)     (474,956)
                                  ------------  ------------  ------------
Balance at December 31, 1994         (259,320)      (62,807)     (196,513)

Net loss for the year
  ended December 31, 1995            (224,813)       (2,248)     (222,565)
                                  ------------  ------------  ------------
Balance at December 31, 1995    $    (484,133)$     (65,055)$    (419,078)
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993


                                       1995          1994          1993
                                  ------------  ------------  ------------
Expenses:
  Interest on short-term loan
    from an affiliate           $      65,502 $      40,003 $      27,912
  Administrative                      138,987       155,844       110,285
  Participation in losses of
    joint ventures with affiliates     10,437       299,782       319,766
                                  ------------  ------------  ------------
    Total expenses                    214,926       495,629       457,963
                                  ------------  ------------  ------------
Loss before affiliate's
  participation in (income) loss
  from joint venture                 (214,926)     (495,629)     (457,963)

Affiliate's participation in
  (income) loss from joint venture     (9,887)       15,875        21,796
                                  ------------  ------------  ------------
Net loss                        $    (224,813)$    (479,754)$    (436,167)
                                  ============  ============  ============
Net loss allocated to General
  Partner                       $      (2,248)$      (4,798)$      (4,362)
                                  ============  ============  ============
Net loss allocated to Limited
  Partners                      $    (222,565)$    (474,956)$    (431,805)
                                  ============  ============  ============
Net loss per Limited
  Partnership Interest (7,084
  issued and outstanding)       $      (31.42)$      (67.05)$      (60.95)
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net loss                      $    (224,813)$    (479,754)$    (436,167)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Affiliate's participation
        in income (loss) from
        joint venture                   9,887       (15,875)      (21,796)
      Participation in losses of
        joint ventures with
        affiliates                     10,437       299,782       319,766
      Net change in:
        Accounts receivable           (39,213)
        Accounts payable              (10,076)                      2,013
        Due to affiliates              45,846        61,496        28,605
                                  ------------  ------------  ------------
  Net cash used in operating
    activities                       (207,932)     (134,351)     (107,579)
                                  ------------  ------------  ------------
Investing activities:
  Capital contributions to
    joint venture with an
    affiliate                        (206,000)      (37,000)      (35,000)
  Distributions from joint
    ventures with affiliates          175,000       175,000       150,000
                                  ------------  ------------  ------------
  Net cash (used in) or provided
    by investing activities           (31,000)      138,000       115,000
                                  ------------  ------------  ------------
Financing activities:
  Proceeds from loan payable -
    affiliate                         386,500        36,000
  Distributions to joint venture
    partner - affiliate               (45,202)      (45,202)      (38,744)
                                  ------------  ------------  ------------
  Net cash provided by or (used
    in) financing activities          341,298        (9,202)      (38,744)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                         102,366        (5,553)      (31,323)
Cash and cash equivalents at
  beginning of year                    37,514        43,067        74,390
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $     139,880 $      37,514 $      43,067
                                  ============  ============  ============

   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1. Balcor Growth Fund A Real Estate Investment For Capital Appreciation is engaged principally in the investment in joint ventures owning residential real estate located in Atlanta, Georgia and San Francisco/San Jose, California.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Investment in joint ventures with affiliates represents the recording of the Partnership's interests, under the equity method of accounting, in two joint ventures with affiliated entities. Under the equity method of accounting, the Partnership records its initial interests at cost and adjusts its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. Supplemental financial information for the respective joint ventures is provided in the attached joint venture financial statements.

(c) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(d) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income and loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

3. Partnership Agreement:

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

4. Investment in Joint Ventures with Affiliates:

(a) The Partnership, through Atlanta Lakes Investors (a partnership which initially was wholly-owned by the Partnership), acquired a 50% joint venture interest in Atlanta Lakes Joint Venture which owns Post Lake Apartments. The remaining 50% joint venture interest is owned by Atlanta Lakes, Inc., an entity managed by an affiliate of the General Partner. The Partnership did not raise sufficient capital to enable it to retain its original ownership percentage of Atlanta Lakes Investors without incurring additional mortgage financing. The Partnership transferred 25.83% of its interest in Atlanta Lakes Investors to another affiliate of the General Partner for 25.83% of the amount of the Partnership's cash payments made in connection with the acquisition of the property. During 1995, 1994 and 1993, Atlanta Lakes Investors received $175,000, $175,000 and $150,000, respectively, representing its portion of distributions from the joint venture.

(b) The Partnership, through its ownership of Redwood Associates, owns a 50% joint venture interest in Redwood Partners (the "Joint Venture"), a joint venture between Redwood Associates and Sequoia Shores, Inc. (an entity managed by an affiliate of the General Partner). The Joint Venture acquired a 70% general partnership interest in an existing limited partnership which owns Redwood Shores Apartments. During 1995, 1994, and 1993 Redwood Associates contributed $206,000, $37,000 and $35,000, respectively, to the Joint Venture.

5. Affiliate's Participation in Joint Venture:

Atlanta Lakes Investors is a joint venture between the Partnership and an affiliated partnership. Profits and losses are allocated 74.17% to the Partnership and 25.83% to the affiliate. All assets, liabilities, income and expenses of the joint venture (which owns a 50% equity investment in Atlanta Lakes Joint Venture) are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Distributions of $45,202, $45,202, and $38,744 were made to the joint venture partner during 1995, 1994 and 1993, respectively, as its share of distributions received from Atlanta Lakes Joint Venture.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $242,456 less than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $29,145  $1,702  $36,741 $14,602  $27,597  $2,300
    Data processing         8,899     479   17,018   3,322    5,158     368
    Investor communica-
      tions                 2,822    None   11,974   2,708    9,434     786
    Legal                   4,796     548    2,512     528      487      41
    Portfolio management   25,912   3,018    4,322   4,261    7,674     639
    Other                   2,503     343    3,408     325    1,770     119

As of December 31, 1995, $1,118,145 is owed to the General Partner, $386,500 of which was borrowed during 1995. The Partnership incurred interest expense of $65,502, $40,003, and $27,912 in 1995, 1994 and 1993, respectively. The
Partnership paid no interest expense during these years. As of December 31, 1995, interest expense of $179,048 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1995 this rate was 6.31%.

The General Partner may continue to make arrangements with an affiliate to provide additional short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should such short-term loans from affiliates not be available, the General Partner will seek alternative third party sources of financing working capital. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations.

8.  Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value.

                          ATLANTA LAKES JOINT VENTURE
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Income and Expenses and Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation as of December 31, 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Lakes Joint Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                               -----------     -----------
Cash and cash equivalents                    $    229,555    $     47,918
Escrow deposits                                    80,257          92,357
Accounts receivable                               218,300         207,180
Deferred expenses, net of accumulated
  amortization of $190,493 in 1995 and
  $168,513 in 1994                                 29,306          51,286
                                               -----------     -----------
                                                  557,418         398,741
                                               -----------     -----------
Investment in real estate:
  Land                                          3,794,165       3,794,165
  Buildings and improvements                   21,297,917      21,297,917
                                               -----------     -----------
                                               25,092,082      25,092,082
  Less accumulated depreciation                 7,623,429       6,970,136
                                               -----------     -----------
Investment in real estate, net of
  accumulated depreciation                     17,468,653      18,121,946
                                               -----------     -----------
                                             $ 18,026,071    $ 18,520,687
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $        902    $      3,112
Security deposits                                 109,891         108,009
Mortgage note payable                          15,195,030      15,415,878
                                               -----------     -----------
    Total liabilities                          15,305,823      15,526,999

Partners' capital                               2,720,248       2,993,688
                                               -----------     -----------
                                             $ 18,026,071    $ 18,520,687
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                  ------------  ------------  ------------
Income:
  Rental and service            $   4,077,724 $   3,812,914 $   3,634,210
  Interest on short-term
    investments                        11,003         6,393         7,037
                                  ------------  ------------  ------------
    Total income                    4,088,727     3,819,307     3,641,247
                                  ------------  ------------  ------------
Expenses:
  Interest on mortgage
    note payable                    1,416,761     1,436,202     1,453,932
  Depreciation                        653,293       653,293       650,296
  Amortization of deferred
    expenses                           21,980        21,980        21,980
  Property operating                1,474,839     1,431,346     1,288,293
  Real estate taxes                   246,286       227,583       232,857
  Property management fees            188,804       160,401       154,262
  Administrative                       10,204        11,423         8,395
                                  ------------  ------------  ------------
    Total expenses                  4,012,167     3,942,228     3,810,015
                                  ------------  ------------  ------------
Net income (loss)                      76,560      (122,921)     (168,768)

Partners' capital at beginning
  of year                           2,993,688     3,466,609     3,935,377

Distributions to joint venture
  partners                           (350,000)     (350,000)     (300,000)
                                  ------------  ------------  ------------
Partners' capital at end of
  year                          $   2,720,248 $   2,993,688 $   3,466,609
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net income (loss)             $      76,560 $    (122,921)$    (168,768)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Depreciation of property        653,293       653,293       650,296
      Amortization of deferred
        expenses                       21,980        21,980        21,980
      Net change in:
        Escrow deposits                12,100        (3,141)       (4,835)
        Accounts receivable           (11,120)      (12,966)      (10,268)
        Accounts payable               (2,210)                        112
        Security deposits               1,882        13,164         3,460
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities              752,485       549,409       491,977
                                  ------------  ------------  ------------
Investing activity:
  Improvements to property                                        (89,891)
  Net cash used in investing                                  ------------
    activity                                                      (89,891)
                                                              ------------
Financing activities:
  Distributions to joint
    venture partners                 (350,000)     (350,000)     (300,000)
  Principal payments on
    mortgage notes payable           (220,848)     (201,408)     (183,679)
                                  ------------  ------------  ------------
  Net cash used in financing
    activities                       (570,848)     (551,408)     (483,679)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                         181,637        (1,999)      (81,593)

Cash and cash equivalents at
  beginning of year                    47,918        49,917       131,510
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $     229,555 $      47,918 $      49,917
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Atlanta Lakes Joint Venture (the "Joint Venture") is engaged solely in the operation of residential real estate located in Atlanta, Georgia.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the Joint Venture to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

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

(c) Effective January 1, 1995 the Joint Venture adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Joint Venture records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of the property. The Joint Venture estimates the fair value of the property by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the Joint Venture determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The Joint Venture considers the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the term of the agreement.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(h) The Joint Venture is not liable for Federal income taxes and each partner recognizes its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes is made in the financial statements of the Joint Venture.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. This reclassification has not changed the 1994 or 1993 results.

3. Joint Venture Agreement:

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

During 1995, 1994 and 1993, the Joint Venture distributed $350,000, $350,000 and $300,000, respectively, to its Partners.

4. Mortgage Note Payable:

The Joint Venture obtained first mortgage financing in the amount of $16,575,000 collateralized by Post Lake Apartments, which has a carrying value of $17,468,653 at December 31, 1995. The mortgage note bears interest at the rate of 9.25% and is payable in monthly installments of principal and interest of $136,468 through May 1997, the maturity date of the loan. At maturity, the Joint Venture will be required to make a balloon payment of approximately $14,867,000, which will require the sale or refinancing of the property.

Future annual maturities of the above mortgage note payable during each of the next two years are approximately as follows:

                         1996          $   242,000
                         1997           14,953,000

During 1995, 1994, and 1993 the Joint Venture incurred and paid interest expense on the mortgage note payable of $1,416,761, $1,436,202 and $1,453,932, respectively.

5. Management Agreement:

Post Lake Apartments is managed by an affiliate of the seller for a management fee of 4.25% of gross receipts. In addition, the manager is entitled to receive 20% of operating income in excess of the budgeted operating income for each year up to an amount which, when added to the base monthly fee, equals 5.5% of the gross receipts for Post Lake for such calendar year. The manager earned $15,240 and $3,683 of additional management fees for 1995 and 1993. The operating income did not exceed the budgeted operating income in 1994. The term of the agreement continues until terminated by either party.

6. Tax Accounting:

The Joint Venture keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $169,210 more than the tax loss of the Joint Venture for the same period.

7.  Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

                                      ATLANTA LAKES JOINT VENTURE
                                   (An Illinois General Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
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
                                      ==========  ===========  ========    ========    =========

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                   Which Depre-
                          --------------------------------                                 ciation in
                                    Buildings               Accumulated    Date     Date  Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-    Statement
    Description             Land    provements           (d)(e)   tion(e)struction uired   is Computed
-------------------       --------  ----------   ----------   ---------   -------- -----  --------------
Post Lake Apartments, a
  484-unit apt. complex
  in Cobb County, GA    $3,794,165 $21,297,917  $25,092,082  $7,623,429    11/79   12/86       (f)
                        ========== ===========  ===========  ==========

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                             NOTES TO SCHEDULE III

(a) See description of the mortgage note payable in Note 4 of Notes to Financial Statements.

(b) Consists of acquisition and investigatory fees, legal fees, appraisal fees, title costs and other related professional fees.

(c) Guaranteed income earned under the terms of the management agreement was recorded by the Joint Venture as a reduction of the basis of the property.

(d) The aggregate cost of land, buildings, and improvements is the same for Federal income tax purposes.

                       (e)Reconciliation of Real Estate
                         -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $25,092,082  $25,092,082  $25,002,191

    Additions during the year:
      Improvements                                                89,891
                                   -----------  ----------- ------------

    Balance at end of year         $25,092,082  $25,092,082  $25,092,082
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year    $6,970,136   $6,316,843   $5,666,547

    Depreciation expense for the
      year                             653,293      653,293      650,296
                                    ----------   ----------   ----------
    Balance at end of year          $7,623,429   $6,970,136   $6,316,843
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

                               REDWOOD PARTNERS
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Income and Expenses and Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation as of December 31, 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Partners at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                               -----------     -----------
Cash and cash equivalents                    $      7,025    $      9,887
Bond reserve                                    2,478,000       2,478,000
Accounts and accrued interest receivable          587,529         204,228
Deferred expenses, net of accumulated
  amortization of $17,961 in 1995                 341,252
                                               -----------     -----------
                                                3,413,806       2,692,115
                                               -----------     -----------
Investment in real estate:
  Land                                          6,043,941       6,043,941
  Buildings and improvements                   22,942,335      22,942,335
                                               -----------     -----------
                                               28,986,276      28,986,276
  Less accumulated depreciation                 7,329,420       6,598,769
                                               -----------     -----------
Investment in real estate, net of
  accumulated depreciation                     21,656,856      22,387,507
                                               -----------     -----------
                                             $ 25,070,662    $ 25,079,622
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     70,217    $      3,890
Security deposits                                 113,213         115,565
Mortgage note payable                          25,530,000      25,917,500
                                               -----------     -----------
    Total liabilities                          25,713,430      26,036,955

Partners' deficit                                (642,768)       (957,333)
                                               -----------     -----------
                                             $ 25,070,662    $ 25,079,622
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993


                                     1995          1994          1993
                                  ------------  ------------  ------------
Income:
  Rental and service            $   3,604,060 $   3,450,870 $   3,437,041
  Interest on short-term
    investments                       271,092       303,404       302,390
                                  ------------  ------------  ------------
    Total income                    3,875,152     3,754,274     3,739,431
                                  ------------  ------------  ------------

Expenses:
  Interest on mortgage
    note payable                    2,047,003     2,290,644     2,318,298
  Depreciation                        730,651       730,652       730,651
  Amortization of deferred
    expenses                           17,961
  Property operating                  857,163       797,404       773,747
  Real estate taxes                   296,936       286,438       282,440
  Property management fees            139,319       138,142       137,530
  Administrative                       64,760        31,422        16,124
                                  ------------  ------------  ------------
    Total expenses                  4,153,793     4,274,702     4,258,790
                                  ------------  ------------  ------------
Loss before seller's
  participation in loss of
  joint venture                      (278,641)     (520,428)     (519,359)
Seller's participation in loss
  of joint venture                    181,206        43,784        48,593
                                  ------------  ------------  ------------
Net loss                              (97,435)     (476,644)     (470,766)

Partners' deficit at beginning
  of year                            (957,333)     (554,689)     (153,923)

Contributions from joint
  venture partners                    412,000        74,000        70,000
                                  ------------  ------------  ------------
Partners' deficit at end of year$    (642,768)$    (957,333)$    (554,689)
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                      1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net loss                      $     (97,435)$    (476,644)$    (470,766)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Seller's participation in
        loss from joint venture      (181,206)      (43,784)      (48,593)
      Depreciation of property        730,651       730,652       730,651
      Amortization of deferred
        expenses                       17,961
      Net change in:
        Accounts receivable          (243,301)       19,022       (20,772)
        Accounts payable               66,327                         140
        Due to affiliates                                            (506)
        Security deposits              (2,352)       (4,245)       (6,140)
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities              290,645       225,001       184,014
                                  ------------  ------------  ------------
Financing activities:
  Capital contributions by
    joint venture partners            412,000        74,000        70,000
  Capital contributions by
    joint venture partner -
    seller                            181,206        43,784        48,593
  Principal payments on
    mortgage note payable            (387,500)     (352,500)     (322,500)
  Payment of deferred expenses       (359,213)
  Funding of reserve for
    replacements                     (140,000)
                                  ------------  ------------  ------------
  Net cash used in financing
    activities                       (293,507)     (234,716)     (203,907)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                          (2,862)       (9,715)      (19,893)

Cash and cash equivalents at
  beginning of year                     9,887        19,602        39,495
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $       7,025 $       9,887 $      19,602
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Redwood Partners (the "Joint Venture") is engaged solely in the operation of residential real estate located in the San Francisco/San Jose, California market.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the Joint Venture to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) The financial statements include the accounts of Redwood Partners and its 70% general partnership interest in Redwood Shores Apartments Associates ("RSAA") on a consolidated basis. The seller owns a 30% limited partnership interest in RSAA. The seller's 30% participation in the operations of the property is limited to the extent of the seller's capital contributions. The seller's participation in any losses exceeding such contributions is suspended until sufficient contributions are made.

(c) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(d) Effective January 1, 1995 the Joint Venture adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Joint Venture records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of the property. The Joint Venture estimates the fair value of the property by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the Joint Venture determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The Joint Venture considers the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Deferred expenses consist of financing fees which are amortized over the term of the re-marketing period of the bonds secured by the property.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(i) The Joint Venture is not liable for Federal income taxes and each partner recognizes its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes is made in the financial statements of the Joint Venture.

(j) Several reclassifications have been made to the previously reported 1994 and 1993 Financial Statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 or 1993 results.

3. Joint Venture Agreement:

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

4. Mortgage Note Payable:

RSAA assumed a $28,000,000 loan (the "Bond Loan") funded from the proceeds of the sale of Multi-Family Housing Revenue Bonds, Series 1985B, issued by the City of Redwood City, California, consisting of $2,370,000 in serial bonds and $25,630,000 in term bonds. The Bond Loan is collateralized by a mortgage on the Redwood Shores apartment complex, which has a carrying value of $21,656,856 at December 31, 1995. A bond reserve of $2,478,000 was established with proceeds from the Bond Loan. Pursuant to the loan agreement, these amounts are invested in short-term investments and interest earned thereon accumulates to the benefit of RSAA and is applied against the debt service payments on the Bond Loan.

In October 1995, RSAA completed the re-marketing of the $25,630,000 term bonds. The principal and bond reserve were unchanged and the interest rate was reduced from 8.75% to 5.20%. The principal will initially be amortized by $200,000 semi-annually. The semi-annual amortization will subsequently increase by $10,000 or $15,000 for each six-month period thereafter through the next tender/re-marketing date in October 2000. RSAA paid refinancing fees of $320,000 and Redwood Partners paid legal fees of $39,213 in connection with the re-marketing.

The remaining serial bonds were fully repaid during 1995. Principal and interest payments due on the term bonds reflect payments due to the bondholders and are payable monthly in an amount equal to one-sixth of the principal and interest due on the bonds semi-annually. The term bonds are subject to various redemption options and tender provisions pursuant to the terms of the bond indenture. RSAA is obligated to make principal payments on the mortgage note to the extent the bonds are redeemed or mature under these provisions. Unless there is a prior redemption of all or a part of the bonds, principal of approximately $16,820,000 will be due in September 2008, which will require the sale or refinancing of the property.

Future annual maturities of the above mortgage note payable during each of the next five years are approximately as follows:

                         1996           $  410,000
                         1997              450,000
                         1998              490,000
                         1999              530,000
                         2000              580,000

RSAA incurred and paid interest expense in 1995, 1994 and 1993 on the Bond Loan of $2,047,003, $2,290,644 and $2,318,298, respectively.

5. Management and Guarantee Agreement:

An affiliate of the seller, the limited partner of RSAA, is managing the property for a fee of 4% of gross rental receipts. The management agreement extends through the sale date of the property unless terminated earlier by mutual consent of the seller and the Joint Venture. In addition, Redwood Partners receives a management fee of 1% of gross rental income plus $10,000 from RSAA.

6. Tax Accounting:

The Joint Venture keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $359,410 less than the tax loss of the Joint Venture for the same period.

7. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage note payable: The fair value for the Joint Venture's mortgage note payable is $22,754,218. The fair value of the mortgage note payable was estimated using discounted cash flow analysis based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities.

                                            REDWOOD PARTNERS
                                   (An Illinois General Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
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
                                      ==========  ===========                        ===========

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements           (c)(d)   tion(d)struction uired    is Computed
-------------------       --------  ----------   ----------   ---------   -------- ------ --------------
Redwood Shores
  Apartments, a 304-
  unit apt. complex
  in Redwood City, CA   $6,043,941 $22,942,335  $28,986,276  $7,329,420     1986    6/87        (e)
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

                       (d)Reconciliation of Real Estate
                         -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $28,986,276  $28,986,276  $28,986,276
                                   -----------  -----------  -----------

    Balance at end of year         $28,986,276  $28,986,276  $28,986,276
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year    $6,598,769   $5,868,117   $5,137,466

    Depreciation expense for the
      year                             730,651      730,652      730,651
                                    ----------   ----------   ----------
    Balance at end of year          $7,329,420   $6,598,769   $5,868,117
                                    ==========   ==========   ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5