Form 10-Q
period 1996-03-31
BALCOR GROWTH FUND
filed 1996-05-15
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  Unaudited)

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $      85,913    $     139,880
Accounts receivable                               66,043           39,213
Investment in joint ventures with affiliates   1,075,821          992,883
                                             ------------     ------------
                                           $   1,227,777    $   1,171,976
                                             ============     ============



LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                   $   1,118,145    $   1,118,145
Accounts payable                                                    4,480
Due to affiliates                                209,170          185,138
                                             ------------     ------------
    Total liabilities                          1,327,315        1,307,763
                                             ------------     ------------

Affiliate's participation in joint venture       362,568          348,346
                                             ------------     ------------
Limited Partners' deficit (7,084 Interests
  issued and outstanding)                       (397,271)        (419,078)
General Partner's deficit                        (64,835)         (65,055)
                                             ------------     ------------
    Total partners' deficit                     (462,106)        (484,133)
                                             ------------     ------------
                                           $   1,227,777    $   1,171,976
                                             ============     ============
















The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Participation in net income (loss) of joint
    ventures with affiliates               $      82,938    $     (14,116)
                                             ------------     ------------
    Total income                                  82,938          (14,116)
                                             ------------     ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                     19,779           13,871
  Administrative                                  26,910           37,925
                                             ------------     ------------
    Total expenses                                46,689           51,796
                                             ------------     ------------
Income (loss) before affiliate's participation
  in income from joint venture                    36,249          (65,912)

Affiliate's participation in income from
  joint venture                                  (14,222)         (10,260)
                                             ------------     ------------
Net income (loss)                          $      22,027    $     (76,172)
                                             ============     ============
Net income (loss) allocated to General
  Partner                                  $         220    $        (762)
                                             ============     ============
Net income (loss) allocated to Limited
  Partners                                 $      21,807    $     (75,410)
                                             ============     ============
Net income (loss) per Limited Partnership
  Interest (7,084 issued and outstanding)  $        3.08    $      (10.65)
                                             ============     ============















The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income (loss)                        $      22,027    $     (76,172)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Affiliate's participation in income
        from joint venture                        14,222           10,260
      Participation in net (income) loss of
        joint ventures with affiliates           (82,938)          14,116
      Net change in:
        Accounts receivable                      (26,830)
        Accounts payable                          (4,480)         (14,556)
        Due to affiliates                         24,032           29,519
                                             ------------     ------------
  Net cash used in operating activities          (53,967)         (36,833)
                                             ------------     ------------

Investing activity:
  Capital contribution to joint venture
    with an affiliate                                             (24,500)
                                                              ------------
  Cash used in investing activity                                 (24,500)
                                                              ------------

Financing activity:
  Proceeds from loan payable - affiliate                           25,000
                                                              ------------
  Cash provided by financing activity                              25,000
                                                              ------------

Net change in cash and cash equivalents          (53,967)         (36,333)

Cash and cash equivalents at beginning of
  period                                         139,880           37,514
                                             ------------     ------------
Cash and cash equivalents at end of period $      85,913    $       1,181
                                             ============     ============










The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:


                                                   Paid       Payable
                                                  --------    --------
Reimbursement of expenses to
     the General Partner, at cost                  $5,262     $10,343


As of March 31, 1996, $1,118,145 is owed to the General Partner. During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense of $19,779 and $13,871, respectively. The Partnership paid no interest expense during either period. As of March 31, 1996, interest expense of $198,827 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1996, this rate was 5.850%.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Net Income
- ---------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. Primarily as a result of decreased interest expense at Redwood Shores due to the 1995 bond re-marketing, the Partnership generated net income during the quarter ended March 31, 1996 as compared to a net loss during the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The net income from Post Lake Apartments increased during 1996 as compared to 1995 primarily as a result of higher rental income due to higher rental rates. The improvement in operations resulted in increased affiliate's participation in income from joint venture during 1996 as compared to 1995.

Redwood Shores Apartments generated net income during 1996 as compared to a net loss during 1995 primarily as a result of lower interest expense on the mortgage note payable as a result of the October 1995 re-marketing of the bonds secured by the property. In addition, rental income increased during 1996 as compared to 1995 due to higher rental rates. These improvements were offset by higher property operating expenses during 1996 as compared to 1995 due to repairs made to the wood siding of the buildings and decreased interest income on short-term investments during 1996 as compared to 1995 due to lower interest rates earned on investments.

On the attached Redwood Partners financial statements, income from Redwood Shores Apartments Associates, Ltd. for 1996 has been allocated entirely to

Redwood Partners, due to a disproportionate allocation of losses generated in prior years. The sellers's participation in losses from prior years had been limited to the extent the seller contributed capital to the joint venture.

As a result of higher outstanding loan balances during 1996, interest expense on the Partnership's short-term loan with an affiliate increased during 1996 as compared to 1995.

Primarily as a result of lower accounting fees, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $54,000 as of March 31, 1996 as compared to December 31, 1995, due primarily to the payment of administrative expenses.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1996 and 1995, Post Lake Apartments generated positive cash flow. Redwood Shores Apartments generated positive cash flow during the quarter ended March 31, 1996 as compared to a marginal cash flow deficit during the same period in 1995 due to lower interest expense on the mortgage note payable as a result of the re-marketing of the bonds secured by the property in October 1995.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1996 the Redwood Shores Apartments had an occupancy rate of 98% and the Post Lake Apartments had an occupancy rate of 94%.

As of March 31, 1996, $1,118,145 was owed to the General Partner. The General Partner may continue to provide additional short-term loans to the Partnership for working capital or liquidity purposes, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of one or both of its joint venture interests to satisfy these obligations. It is not expected that the Partnership will generate substantial Net Cash Receipts, and any cash flow that is generated is expected to be used to finance the Partnership's share of improvements that are intended to enhance the value of the properties and to repay General Partner advances. There can be no assurance that investors will recover all of their original investment.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, one of the joint ventures in which the Partnership is invested has entered into negotiations for a contract to sell Redwood Shores Apartments and the other joint venture is actively marketing Post Lake Apartments for sale. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $     445,756    $     229,555
Escrow deposits                                  141,715           80,257
Accounts receivable                              214,296          218,300
Deferred expenses, net of accumulated
  amortization of $195,988 in 1996 and
  $190,493 in 1995                                23,811           29,306
                                             ------------     ------------
                                                 825,578          557,418
                                             ------------     ------------
Investment in real estate:
  Land                                         3,794,165        3,794,165
  Buildings and improvements                  21,297,917       21,297,917
                                             ------------     ------------
                                              25,092,082       25,092,082
  Less accumulated depreciation                7,786,752        7,623,429
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    17,305,330       17,468,653
                                             ------------     ------------
                                           $  18,130,908    $  18,026,071
                                             ============     ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $         287    $         902
Accrued real estate taxes                         61,572
Security deposits                                102,116          109,891
Mortgage note payable                         15,136,564       15,195,030
                                             ------------     ------------
    Total liabilities                         15,300,539       15,305,823

Partners' capital                              2,830,369        2,720,248
                                             ------------     ------------
                                           $  18,130,908    $  18,026,071
                                             ============     ============










The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental and service                       $   1,055,889    $   1,005,749
  Interest on short-term investments               4,721            4,116
                                             ------------     ------------
    Total income                               1,060,610        1,009,865
                                             ------------     ------------

Expenses:
  Interest on mortgage note payable              350,937          356,083
  Depreciation                                   163,323          163,323
  Amortization of deferred expenses                5,495            5,495
  Property operating                             323,259          302,953
  Real estate taxes                               61,572           56,896
  Property management fees                        44,681           42,744
  Administrative                                   1,222            2,930
                                             ------------     ------------
    Total expenses                               950,489          930,424
                                             ------------     ------------
Net income                                 $     110,121    $      79,441
                                             ============     ============



























The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income                               $     110,121    $      79,441
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property                   163,323          163,323
      Amortization of deferred expenses            5,495            5,495
      Net change in:
        Escrow deposits                          (61,458)         (56,397)
        Accounts receivable                        4,004          (12,402)
        Accounts payable                            (615)          (2,712)
        Accrued real estate taxes                 61,572           56,896
        Security deposits                         (7,775)          (3,140)
                                             ------------     ------------
  Net cash provided by operating activities      274,667          230,504
                                             ------------     ------------

Financing activity:
  Principal payments on mortgage note payable    (58,466)         (53,319)
                                             ------------     ------------
  Cash used in financing activity                (58,466)         (53,319)
                                             ------------     ------------

Net change in cash and cash equivalents          216,201          177,185

Cash and cash equivalents at beginning of
  period                                         229,555           47,918
                                             ------------     ------------
Cash and cash equivalents at end of period $     445,756    $     225,103
                                             ============     ============


















The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $350,937 and $356,083, respectively.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $       6,084    $       7,025
Bond reserve                                   2,478,000        2,478,000
Accounts and accrued interest receivable         817,060          587,529
Deferred expenses, net of accumulated
  amortization of $35,921 in 1996 and
  $17,961 in 1995                                323,292          341,252
                                             ------------     ------------
                                               3,624,436        3,413,806
                                             ------------     ------------
Investment in real estate:
  Land                                         6,043,941        6,043,941
  Buildings and improvements                  22,942,335       22,942,335
                                             ------------     ------------
                                              28,986,276       28,986,276
  Less accumulated depreciation                7,512,083        7,329,420
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    21,474,193       21,656,856
                                             ------------     ------------
                                           $  25,098,629    $  25,070,662
                                             ============     ============

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $      66,507    $      70,217
Accrued real estate taxes                         75,588
Security deposits                                113,548          113,213
Mortgage note payable                         25,430,000       25,530,000
                                             ------------     ------------
    Total liabilities                         25,685,643       25,713,430

Partners' deficit                               (587,014)        (642,768)
                                             ------------     ------------
                                           $  25,098,629    $  25,070,662
                                             ============     ============










The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental and service                       $     943,717    $     883,736
  Interest on short-term investments              52,745           76,312
                                             ------------     ------------
    Total income                                 996,462          960,048
                                             ------------     ------------

Expenses:
  Interest on mortgage note payable              348,190          568,969
  Depreciation                                   182,663          182,663
  Amortization of deferred expenses               17,960
  Property operating                             274,211          230,206
  Real estate taxes                               75,588           72,480
  Property management fees                        37,723           35,170
  Administrative                                   4,373            3,439
                                             ------------     ------------
    Total expenses                               940,708        1,092,927
                                             ------------     ------------
Income (loss) before seller's participation
  in loss of joint venture                        55,754         (132,879)
Seller's participation in loss of joint
  venture                                                          25,206
                                             ------------     ------------
Net income (loss)                          $      55,754    $    (107,673)
                                             ============     ============






















The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income (loss)                        $      55,754    $    (107,673)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Seller's participation in loss from
        joint venture                                             (25,206)
      Depreciation of property                   182,663          182,663
      Amortization of deferred expenses           17,960
      Net change in:
        Accounts receivable                     (229,531)         (95,530)
        Accounts payable                          (3,710)          (2,573)
        Accrued real estate taxes                 75,588           72,480
        Security deposits                            335           (4,798)
                                             ------------     ------------
  Net cash provided by operating activities       99,059           19,363
                                             ------------     ------------

Financing activities:
  Capital contribution by joint venture
    partners                                                       49,000
  Capital contribution by joint venture
    partner - seller                                               25,206
  Principal payments on mortgage note payable   (100,000)         (92,500)
                                             ------------     ------------
  Net cash used in financing activities         (100,000)         (18,294)
                                             ------------     ------------

Net change in cash and cash equivalents             (941)           1,069

Cash and cash equivalents at beginning of
  period                                           7,025            9,887
                                             ------------     ------------
Cash and cash equivalents at end of period $       6,084    $      10,956
                                             ============     ============












The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $348,190 and $568,969, respectively.



SIGNATURES


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


Date:  May 15, 1996
      --------------------------