Form 10-Q
period 1996-06-30
BALCOR GROWTH FUND
filed 1996-08-13
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $      96,423    $     139,880
Accounts receivable                               69,214           39,213
Investment in joint ventures with affiliates     906,833          992,883
                                             ------------     ------------
                                           $   1,072,470    $   1,171,976
                                             ============     ============

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                   $   1,118,145    $   1,118,145
Accounts payable                                                    4,480
Due to affiliates                                130,394          185,138
                                             ------------     ------------
    Total liabilities                          1,248,539        1,307,763
                                             ------------     ------------

Affiliate's participation in joint venture       318,692          348,346
                                             ------------     ------------
Limited Partners' deficit (7,084 Interests
  issued and outstanding)                       (429,600)        (419,078)
General Partner's deficit                        (65,161)         (65,055)
                                             ------------     ------------
    Total partners' deficit                     (494,761)        (484,133)
                                             ------------     ------------
                                           $   1,072,470    $   1,171,976
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                             ------------     ------------
Income:
  Participation in net income (loss) of joint
    ventures with affiliates               $     113,950    $     (31,744)
                                             ------------     ------------
    Total income                                 113,950          (31,744)
                                             ------------     ------------
Expenses:
  Interest on short-term loan from an
    affiliate                                     39,329           29,187
  Administrative                                  63,243           88,260
                                             ------------     ------------
    Total expenses                               102,572          117,447
                                             ------------     ------------
Income (loss) before affiliate's participation
  in income from joint venture                    11,378         (149,191)

Affiliate's participation in income from
  joint venture                                  (22,006)         (10,547)
                                             ------------     ------------
Net loss                                   $     (10,628)   $    (159,738)
                                             ============     ============
Net loss allocated to General Partner      $        (106)   $      (1,597)
                                             ============     ============
Net loss allocated to Limited Partners     $     (10,522)   $    (158,141)
                                             ============     ============
Net loss per Limited Partnership
  Interest (7,084 issued and outstanding)  $       (1.49)   $      (22.32)
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Participation in net income (loss) of joint
    ventures with affiliates               $      31,012    $     (17,628)
                                             ------------     ------------
    Total income                                  31,012          (17,628)
                                             ------------     ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                     19,550           15,316
  Administrative                                  36,333           50,335
                                             ------------     ------------
    Total expenses                                55,883           65,651
                                             ------------     ------------
Loss before affiliate's participation
  in income from joint venture                   (24,871)         (83,279)

Affiliate's participation in income from
  joint venture                                   (7,784)            (287)
                                             ------------     ------------
Net loss                                   $     (32,655)   $     (83,566)
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net loss                                 $     (10,628)   $    (159,738)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Affiliate's participation in income
        from joint venture                        22,006           10,547
      Participation in net (income) loss of
        joint ventures with affiliates          (113,950)          31,744
      Net change in:
        Accounts receivable                      (30,001)          (5,385)
        Accounts payable                          (4,480)         (14,556)
        Due to affiliates                        (54,744)           5,909
                                             ------------     ------------
  Net cash used in operating activities         (191,797)        (131,479)
                                             ------------     ------------

Investing activities:
  Capital contribution to joint venture
    with an affiliate                                             (24,500)
  Distribution from joint venture
    with an affiliate                            200,000          175,000
                                             ------------     ------------
  Net cash provided by investing activities      200,000          150,500
                                             ------------     ------------
Financing activities:
  Proceeds from loan payable - affiliate                           71,000
  Distribution to joint venture
    partner - affiliate                          (51,660)         (45,203)
                                             ------------     ------------
  Net cash used in or provided by
    financing activities                         (51,660)          25,797
                                             ------------     ------------
Net change in cash and cash equivalents          (43,457)          44,818

Cash and cash equivalents at beginning of
  period                                         139,880           37,514
                                             ------------     ------------
Cash and cash equivalents at end of period $      96,423    $      82,332
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter     Payable
                                    ------------  ---------   ----------

  Reimbursement of expenses to
     the General Partner, at cost       $17,581    $12,319     $12,017


As of June 30, 1996, $1,118,145 is owed to the General Partner. During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense of $39,329 and $29,187, respectively. The Partnership paid interest expense of $100,000 during the six months ended June 30, 1996 and paid no interest expense during the same period in 1995. As of June 30, 1996, interest expense of $118,377 is payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

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

Operations
- ----------

Summary of Net Income
- ---------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. Primarily as a result of decreased interest expense at Redwood Shores due to the 1995 bond re-marketing, the Partnership generated a smaller net loss during the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The net income from Post Lake Apartments increased during 1996 as compared to 1995 primarily as a result of higher rental income due to higher rental rates. The improvement in operations resulted in increased affiliate's participation in income from joint venture during 1996 as compared to 1995.

Redwood Shores Apartments generated net income during 1996 as compared to a net loss during 1995 primarily as a result of lower interest expense on the mortgage note payable as a result of the October 1995 re-marketing of the bonds secured by the property. In addition, rental income increased during 1996 as compared to 1995 due to higher rental rates. These improvements were offset by higher property operating expenses during 1996 as compared to 1995 due to exterior painting and repairs made to the wood siding of the buildings and decreased interest income on short-term investments during 1996 as compared to 1995 due to lower interest rates earned on the bond reserve investments.

On the attached Redwood Partners financial statements, income from Redwood Shores Apartments Associates, Ltd. for 1996 has been allocated entirely to Redwood Partners, due to a disproportionate allocation of losses generated in prior years. The seller's participation in losses from prior years had been limited to the extent the seller contributed capital to the joint venture.

As a result of higher outstanding loan balances during 1996, interest expense on the Partnership's short-term loan with an affiliate increased during 1996 as compared to 1995.

Primarily as a result of lower accounting fees, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $43,000 as of June 30, 1996 as compared to December 31, 1995. The cash flow deficit from operating activities consisted of the payment of administrative expenses of approximately $92,000 and the payment of interest expense of $100,000 on the short-term loan with an affiliate. The investing activity consisted of a $200,000 distribution from the Atlanta Lakes Joint Venture. The financing activity consisted of a distribution to the affiliated partner of the Atlanta Lakes Joint Venture of approximately $52,000.

The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1996 and 1995, both Post Lake Apartments and Redwood Shores Apartments generated positive cash flow.

While the cash flow of the properties in which the Partnership holds joint venture interests has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of these properties including improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1996 the Redwood Shores Apartments had an occupancy rate of 98% and the Post Lake Apartments had an occupancy rate of 93%.

The Partnership owes $1,118,145 to the General Partner at June 30, 1996. This loan is expected to be repaid from available cash flow from future property operations and from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners. There can be no assurance that investors will recover all of the their original investment.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, Redwood Shores Apartments Associates, Ltd. has entered into a contract to sell Redwood Shores Apartments for a sales price of $37,000,000. The Partnership's share of the net proceeds from the sale is expected to be approximately $3,100,000. The other joint venture is actively marketing Post Lake Apartments for sale. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

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

(10) Material Contracts:

(i) Agreement of Sale relating to the sale of Redwood Shores Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 12, 1996 is incorporated herein by reference.

(ii) Letter agreement dated July 12, 1996 relating to the sale of Redwood Shores Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated June 12, 1996 was filed reporting the contract to sell the Redwood Shores Apartments in Redwood City, California.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                               -----------     -----------
Cash and cash equivalents                    $    431,466    $    229,555
Escrow deposits                                   203,173          80,257
Accounts receivable                                               218,300
Deferred expenses, net of accumulated
  amortization of $201,483 in 1996 and
  $190,493 in 1995                                 18,316          29,306
                                               -----------     -----------
                                                  652,955         557,418
                                               -----------     -----------
Investment in real estate:
  Land                                          3,794,165       3,794,165
  Buildings and improvements                   21,297,917      21,297,917
                                               -----------     -----------
                                               25,092,082      25,092,082
  Less accumulated depreciation                 7,950,075       7,623,429
                                               -----------     -----------
Investment in real estate, net of
  accumulated depreciation                     17,142,007      17,468,653
                                               -----------     -----------
                                             $ 17,794,962    $ 18,026,071
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      3,098    $        902
Accrued real estate taxes                         123,143
Security deposits                                 101,348         109,891
Mortgage note payable                          15,076,736      15,195,030
                                               -----------     -----------
    Total liabilities                          15,304,325      15,305,823

Partners' capital                               2,490,637       2,720,248
                                               -----------     -----------
                                             $ 17,794,962    $ 18,026,071
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Income:
  Rental and service                         $  2,117,080    $  2,007,105
  Interest on short-term investments               12,385           5,192
                                               -----------     -----------
    Total income                                2,129,465       2,012,297
                                               -----------     -----------
Expenses:
  Interest on mortgage note payable               700,511         710,924
  Depreciation                                    326,646         326,646
  Amortization of deferred expenses                10,990          10,990
  Property operating                              699,658         675,512
  Real estate taxes                               123,143         113,792
  Property management fees                         89,696          85,307
  Administrative                                    8,432           7,464
                                               -----------     -----------
    Total expenses                              1,959,076       1,930,635
                                               -----------     -----------
Net income                                   $    170,389    $     81,662
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Income:
  Rental and service                         $  1,061,191    $  1,001,356
  Interest on short-term investments                7,664           1,076
                                               -----------     -----------
    Total income                                1,068,855       1,002,432
                                               -----------     -----------

Expenses:
  Interest on mortgage note payable               349,574         354,841
  Depreciation                                    163,323         163,323
  Amortization of deferred expenses                 5,495           5,495
  Property operating                              376,399         372,559
  Real estate taxes                                61,571          56,896
  Property management fees                         45,015          42,563
  Administrative                                    7,210           4,534
                                               -----------     -----------
    Total expenses                              1,008,587       1,000,211
                                               -----------     -----------
Net income                                   $     60,268    $      2,221
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                               -----------     -----------
Operating activities:
  Net income                                 $    170,389    $     81,662
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property                    326,646         326,646
      Amortization of deferred expenses            10,990          10,990
      Net change in:
        Escrow deposits                          (122,916)       (112,793)
        Accounts receivable                       218,300           9,799
        Accounts payable                            2,196          (3,112)
        Accrued real estate taxes                 123,143         113,792
        Security deposits                          (8,543)           (995)
                                               -----------     -----------
  Net cash provided by operating activities       720,205         425,989
                                               -----------     -----------
Financing activties:
  Distribution to Joint Venture Partners         (400,000)       (350,000)
  Principal payments on mortgage note payable    (118,294)       (107,881)
                                               -----------     -----------
  Cash used in financing activities              (518,294)       (457,881)
                                               -----------     -----------

Net change in cash and cash equivalents           201,911         (31,892)

Cash and cash equivalents at beginning of
  period                                          229,555          47,918
                                               -----------     -----------
Cash and cash equivalents at end of period   $    431,466    $     16,026
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $700,511 and $710,924, respectively.

                                  REDWOOD PARTNERS
                          (An Illinois General Partnership)

                                  REDWOOD PARTNERS
                          (An Illinois General Partnership)

                                   BALANCE SHEETS
                         June 30, 1996 and December 31, 1995
                                     (Unaudited)

                                       ASSETS

                                                    1996             1995
                                                ------------     ------------
   Cash and cash equivalents                  $      12,449    $       7,025
   Bond reserve                                   2,478,000        2,478,000
   Accounts and accrued interest receivable         835,425          587,529
   Deferred expenses, net of accumulated
     amortization of $53,882 in 1996 and
     $17,961 in 1995                                305,331          341,252
                                                ------------     ------------
                                                  3,631,205        3,413,806
                                                ------------     ------------
   Investment in real estate:
     Land                                         6,043,941        6,043,941
     Buildings and improvements                  22,942,335       22,942,335
                                                ------------     ------------
                                                 28,986,276       28,986,276
     Less accumulated depreciation                7,694,745        7,329,420
                                                ------------     ------------
   Investment in real estate, net of
     accumulated depreciation                    21,291,531       21,656,856
                                                ------------     ------------
                                              $  24,922,736    $  25,070,662
                                                ============     ============

                          LIABILITIES AND PARTNERS' DEFICIT

   Accounts payable                           $      69,213    $      70,217
   Security deposits                                113,778          113,213
   Mortgage note payable                         25,325,000       25,530,000
                                                ------------     ------------
       Total liabilities                         25,507,991       25,713,430

   Partners' deficit                               (585,255)        (642,768)
                                                ------------     ------------
                                              $  24,922,736    $  25,070,662
                                                ============     ============

   The accompanying notes are an integral part of the financial statements.

                                  REDWOOD PARTNERS
                          (An Illinois General Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                                   1996             1995
                                                ------------     ------------
   Income:
     Rental and service                       $   1,934,247    $   1,778,918
     Interest on short-term investments              98,623          168,574
                                                ------------     ------------
       Total income                               2,032,870        1,947,492
                                                ------------     ------------

   Expenses:
     Interest on mortgage note payable              693,780        1,133,890
     Depreciation                                   365,325          365,326
     Amortization of deferred expenses               35,921
     Property operating                             627,835          394,009
     Real estate taxes                              151,177          145,759
     Property management fees                        82,522           71,019
     Administrative                                  18,797            7,845
                                                ------------     ------------
       Total expenses                             1,975,357        2,117,848
                                                ------------     ------------
   Income (loss) before seller's participation
     in loss of joint venture                        57,513         (170,356)
   Seller's participation in loss of joint
     venture                                                          25,206
                                                ------------     ------------
   Net income (loss)                          $      57,513    $    (145,150)
                                                ============     ============

   The accompanying notes are an integral part of the financial statements.

                                  REDWOOD PARTNERS
                          (An Illinois General Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                    for the quarters ended June 30, 1996 and 1995
                                     (Unaudited)

                                                    1996             1995
                                                ------------     ------------
   Income:
     Rental and service                       $     990,530    $     895,182
     Interest on short-term investments              45,878           92,262
                                                ------------     ------------
       Total income                               1,036,408          987,444
                                                ------------     ------------

   Expenses:
     Interest on mortgage note payable              345,590          564,921
     Depreciation                                   182,662          182,663
     Amortization of deferred expenses               17,961
     Property operating                             353,624          163,803
     Real estate taxes                               75,589           73,279
     Property management fees                        44,799           35,849
     Administrative                                  14,424            4,406
                                                ------------     ------------
       Total expenses                             1,034,649        1,024,921
                                                ------------     ------------
   Net income (loss)                          $       1,759    $     (37,477)
                                                ============     ============

   The accompanying notes are an integral part of the financial statements.

                                  REDWOOD PARTNERS
                          (An Illinois General Partnership)

                              STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                                   1996             1995
                                                ------------     ------------
   Operating activities:
     Net income (loss)                        $      57,513    $    (145,150)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
         Seller's participation in loss from
           joint venture                                             (25,206)
         Depreciation of property                   365,325          365,326
         Amortization of deferred expenses           35,921
         Net change in:
           Accounts receivable                     (247,896)         (79,528)
           Accounts payable                          (1,004)          (3,890)
           Security deposits                            565           (2,605)
                                                ------------     ------------
     Net cash provided by operating activities      210,424          108,947
                                                ------------     ------------

   Financing activities:
     Capital contribution by joint venture
       partners                                                       49,000
     Capital contribution by joint venture
       partner - seller                                               25,206
     Principal payments on mortgage note payable   (205,000)        (190,000)
                                                ------------     ------------
     Net cash used in financing activities         (205,000)        (115,794)
                                                ------------     ------------

   Net change in cash and cash equivalents            5,424           (6,847)

   Cash and cash equivalents at beginning of
     period                                           7,025            9,887
                                                ------------     ------------
   Cash and cash equivalents at end of period $      12,449    $       3,040
                                                ============     ============

   The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $693,780 and $1,133,890, respectively.

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


Date: August 13, 1996
      --------------------------