Form 10-Q
period 1996-09-30
BALCOR GROWTH FUND
filed 1996-11-14
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996           1995
                                              ------------   ------------
Cash and cash equivalents                       $2,422,420       $139,880
Accounts and accrued interest receivable           109,076         39,213
Investment in joint ventures with affiliates     5,249,334        992,883
                                              ------------   ------------
                                                $7,780,830     $1,171,976
                                              ============   ============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loan payable - affiliate                                       $1,118,145
Accounts payable                                    $3,163          4,480
Due to affiliates                                   14,696        185,138
                                              ------------   ------------
    Total liabilities                               17,859      1,307,763
                                              ------------   ------------

Affiliate's participation in joint venture         153,015        348,346
                                              ------------   ------------
Limited Partners' capital (deficit)
   (7,084 Interests issued and outstanding)      7,609,956       (419,078)
General Partner's (deficit)                                       (65,055)
                                              ------------   ------------
    Total partners' capital (deficit)            7,609,956       (484,133)
                                              ------------   ------------
                                                $7,780,830     $1,171,976
                                              ============   ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------  ------------
Income:
Interest on short-term investments                  $33,020        $2,007
Participation in net income (loss) of joint
  ventures with affiliates before
    extraordinary items                           9,600,316       (80,058)
                                               ------------  ------------
    Total income (loss)                           9,633,336       (78,051)
                                               ------------  ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                        55,852        45,059
  Administrative                                     94,297       125,919
                                               ------------  ------------
    Total expenses                                  150,149       170,978
                                               ------------  ------------
Income (loss) before affiliate's participation
  in income from joint venture and
  extraordinary items                             9,483,187      (249,029)

Affiliate's participation in income from
  joint venture                                  (1,113,908)       (7,211)
                                                ------------  ------------
Income (loss) before extraordinary items          8,369,279      (256,240)
                                                ------------  ------------
Extraordinary items:
  Participation in debt extinguishment
    expense with affiliates                         (98,766)
  Participation in prepayment penalty
    with affiliates                                (176,424)
                                                ------------
  Total extraordinary items                        (275,190)
                                                ------------  ------------
Net income (loss)                                $8,094,089     $(256,240)
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                   1996           1995
                                              ------------   ------------
Income (loss) before extraordinary items
  allocated to General Partner                     $67,807       $(2,562)
                                              ============   ============
Income (loss) before extraordinary items
  allocated to Limited Partners                 $8,301,472     $(253,678)
                                              ============   ============
Income (loss) before extraordinary items
  per Limited Partnership Interest
  (7,084 issued and outstanding)                 $1,171.86       $(35.81)
                                              ============   ============
Extraordinary items allocated to
  General Partner                                 $(2,752)
                                              ============
Extraordinary items allocated to
  Limited Partners                              $(272,438)
                                              ============
Extraordinary items per Limited
  Partnership Interest (7,084 issued
  and outstanding)                                $(38.46)
                                              ============
Net income (loss) allocated to General
  Partner                                          $65,055       $(2,562)
                                              ============   ============
Net income (loss) allocated to Limited
  Partners                                      $8,029,034     $(253,678)
                                              ============   ============
Net income (loss) per Limited Partnership
    Interest (7,084 issued and outstanding)      $1,133.40       $(35.81)
                                              ============   ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------  ------------
Income:
Interest on short-term investments                  $30,464        $1,635
Participation in net income (loss) of joint
  ventures with affiliates before
    extraordinary items                           9,486,366       (48,314)
                                               ------------  ------------
    Total income (loss)                           9,516,830       (46,679)
                                               ------------  ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                        16,523        15,872
  Administrative                                     28,498        37,287
                                               ------------  ------------
    Total expenses                                   45,021        53,159
                                               ------------  ------------
Income (loss) before affiliate's participation
  in (income) loss from joint venture and
  extraordinary items                             9,471,809       (99,838)

Affiliate's participation in (income) loss             from
 from joint venture                              (1,091,902)        3,336
                                                ------------  ------------
Income (loss) before extraordinary items          8,379,907       (96,502)
                                                ------------  ------------
Extraordinary items:
  Participation in debt extinguishment
    expense with affiliates                         (98,766)
  Participation in prepayment penalty
    with affiliates                                (176,424)
                                                ------------
  Total extraordinary items                        (275,190)
                                                ------------  ------------
Net income (loss)                                $8,104,717      $(96,502)
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                   1996           1995
                                              ------------   ------------
Income (loss) before extraordinary items
  allocated to General Partner                     $67,913         $(965)
                                              ============   ============
Income (loss) before extraordinary items
  allocated to Limited Partners                 $8,311,994      $(95,537)
                                              ============   ============
Income (loss) before extraordinary items
  per Limited Partnership Interest
  (7,084 issued and outstanding)                 $1,173.35       $(13.49)
                                              ============   ============
Extraordinary items allocated to
  General Partner                                 $(2,752)
                                              ============
Extraordinary items allocated to
  Limited Partners                              $(272,438)
                                              ============
Extraordinary items per Limited
  Partnership Interest (7,084 issued
  and outstanding)                                $(38.46)
                                              ============
Net income (loss) allocated to General
  Partner                                          $65,161         $(965)
                                              ============   ============
Net income (loss) allocated to Limited
  Partners                                      $8,039,556      $(95,537)
                                              ============   ============
Net income (loss) per Limited Partnership
    Interest (7,084 issued and outstanding)      $1,134.89       $(13.49)
                                              ============   ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------  ------------
Operating activites:
Net income (loss)                                $8,094,089    $(256,240)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Affiliate's participation in income
      from joint venture                          1,113,908         7,211
    Participation in net (income) loss of
      joint ventures with affiliates             (9,600,316)       80,058
    Participation in debt extinguishment
      expense with an affiliate                      98,766
    Participation in prepayment penalty
      with an affiliate                             176,424
    Net change in:
     Accounts receivable                            (69,863)       (5,385)
     Accounts payable                                (1,317)      (10,917)
      Due to affiliates                            (170,442)       26,833
                                               ------------  ------------
Net cash used in operating activities              (358,751)     (158,440)
                                               ------------  ------------
Investing activities:
  Capital contributions to joint venture
    with an affiliate                                            (157,500)
  Distributions from joint venture
    with an affiliate                             5,068,675       175,000
                                               ------------  ------------
Net Cash provided by investing activities         5,068,675        17,500
                                               ------------  ------------
Financing activities:
  Distributions to joint venture
    partner - affiliate                          (1,309,239)      (45,203)
  Proceeds from loan payable - affiliate                          304,000
  Repayment of loan payable - affiliate          (1,118,145)
                                               ------------  ------------
  Net cash used in or provided by
    financing activities                         (2,427,384)      258,797
                                               ------------  ------------
Net change in cash and cash equivalents           2,282,540       117,857

Cash and cash equivalents at beginning of
  period                                            139,880        37,514
                                               ------------  ------------
Cash and cash equivalents at end of period       $2,422,420      $155,371
                                                ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------   ----------
  Reimbursement of expenses to
     the General Partner, at cost      $20,322      $2,741      $14,696


During 1996, the General Partner loan and accrued interest thereon totaling $1,253,045 was fully repaid from proceeds from the sale of Post Lake Apartments, as described below. During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense of $55,852 and $45,059, respectively. The Partnership paid interest expense of $234,900 during the nine months ended September 30, 1996 and paid no interest expense during the same period in 1995. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1996, this rate was 5.931%.

3. Investment in Joint Ventures with Affiliates:

(a) The Partnership owns a 74.17% interest in Atlanta Lakes Investors, which owns a 50% joint venture interest in Atlanta Lakes Joint Venture, which owned Post Lake Apartments. Post Lake Apartments was sold in September 1996. The Partnership's share of the proceeds from the sale of Post Lake Apartments in the amount of $3,906,250 was distributed to the Partnership in September 1996. The Partnership's share of the remaining cash held at the Atlanta Lakes Joint Venture level will be distributed to the Partnership after any remaining liabilities are paid.

(b) The Partnership, through its ownership of Redwood Associates, owns a 50% joint venture interest in Redwood Partners, which owns a 70% general partnership interest in a limited partnership which owned Redwood Shores

Apartments. Redwood Shores Apartments was sold in September 1996. The Partnership's share of the proceeds from the sale of Redwood Shores Apartments in the amount of $4,465,115 was distributed to the Partnership in November 1996. The Partnership's share of the remaining cash held at the Redwood Partners level will be distributed to the Partnership after any remaining liabilities are paid.

5. Partnership Termination:

The Partnership held joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in September 1996. The Partnership expects to distribute a majority of the proceeds in January 1997 to Limited Partners and retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the Lenore Klein case discussed elsewhere in this report. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time. Net income for the nine months ended September 30, 1996 was allocated to the partners' capital account balances to reflect the remaining distributions the partners are expected to receive. The General Partner will receive no distributions.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") was formed in 1985 to invest in and operate income-producing real property. The Partnership raised $7,084,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire joint venture interests in two real properties. Both of the properties were sold in September 1996.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Net Income
---------------------

The operations of the Partnership are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of gains recognized from the sales of the Post Lake and Redwood Shores apartment complexes in September 1996, the Partnership generated net income during the nine months and quarter ended September 30, 1996 as compared to a net loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The net income from Post Lake Apartments increased during 1996 as compared to 1995 primarily as a result of the gain on the sale of the property. This gain also resulted in increased affiliate's participation in income from joint venture during 1996 as compared to 1995.

Redwood Shores Apartments generated net income during 1996 as compared to a net loss during 1995 primarily as a result of the gain on the sale of the property. In addition, the property had lower interest expense on the mortgage note payable as a result of the October 1995 re-marketing of the bonds secured by the property. The increase in net income was partially offset by higher property operating expenses during 1996 as compared to 1995 due to exterior painting and repairs made to the wood siding of the buildings.

As a result of higher cash balances due to the receipt of proceeds from the sale of Post Lake Apartments, as described above, the Partnership generated higher interest income on short-term investments in 1996 as compared to 1995.

As a result of higher outstanding average loan balances prior to the loan repayment in September 1996, interest expense on the Partnership's short-term loan with an affiliate increased during 1996 as compared to 1995.

Primarily as a result of lower accounting fees, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,283,000 as of September 30, 1996 as compared to December 31, 1995. The cash flow deficit from operating activities consisted of the payment of administrative expenses of approximately $124,000 and the payment of interest expense of approximately $235,000 on the short-term loan with an affiliate. The investing activity consisted of a distribution of approximately $5,069,000 received from the Atlanta Lakes Joint Venture. The financing activities consisted of a distribution to the affiliated partner of Atlanta Lakes Investors of approximately $1,309,000, and the repayment of the General Partner loan of approximately $1,118,000.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Prior to the sales in 1996, both Post Lake Apartments and Redwood Shores Apartments generated positive cash flow. During the nine months ended Septembe 30, 1995, Post Lake Apartments generated positive cash flow while Redwood Shores Apartments generated a marginal cash flow deficit. The improvement at Redwood Shores was a result of lower interest expense on the mortgage note payble as a result of the October 1995 re-marketing of the bonds secured by the property.

Post Lake Apartments, in which the Partnership held a joint venture interest, was sold in September 1996. The majority of the Partnership's share of the proceeds from the sale of Post Lake Apartments of approximately $3,906,000 was distributed to the Partnership in September 1996. The Partnership's share of the remaining cash held at the joint venture level will be distributed to the Partnership after any remaining liabilities are paid.

Redwood Shores Apartments, in which the Partnership held a joint venture interest, was sold in September 1996. The Partnership's share of the proceeds from the sale of Redwood Shores Apartments of approximately $4,465,000 was distributed to the Partnership in November 1996. The Partnership's share of the remaining cash held at the joint venture level will be distributed to the Partnership after any remaining liabilities are paid.

The loan from the General Partner and accrued interest thereon totaling $1,253,045 were repaid from a portion of the Partnership's share of the proceeds from the sale of Post Lake Apartments.

The Partnership held joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in September 1996. The Partnership expects to distribute a majority of the proceeds in January 1997 to Limited Partners and retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the Lenore Klein case discussed elsewhere in this report. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Post Lake Apartments
--------------------

The Partnership holds, through two joint ventures, approximately a 37% interest in Post Lake Apartments, Cobb County, Georgia. As previously reported, on September 6, 1996, the joint venture which owns the property (the "Joint Venture") contracted to sell the property for a sale price of $26,600,000 to an unaffiliated party, RJR Properties, Inc., a Florida corporation. The purchaser assigned its rights under the agreement of sale to an affiliate, J. Robert Love, Trustee, as trustee of RJRA-I Trust, and the sale closed on September 19, 1996. From the proceeds of the sale, the Joint Venture repaid the first mortgage loan of $15,036,078 and paid $352,847 as a prepayment penalty, $266,000 to an unaffiliated party as a brokerage commission and closing costs of $411,841. Of such proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until December 27, 1996. The Joint Venture received the remaining proceeds of approximately $10,533,234, of which the Partnership's share is $3,906,250.

Redwood Shores Apartments
-------------------------

The Partnership holds, through two joint ventures, approximately a 35% interest in Redwood Shores Apartments, Redwood City, California. As previously reported, on June 12, 1996, the joint venture which owns the property (the "Joint Venture") contracted to sell the property for a sale price of $37,000,000 to an unaffiliated party, Security Capital Pacific Trust, a Maryland real estate investment trust. The sale closed on September 20, 1996. The purchaser took title to the property subject to the first mortgage loan funded from the proceeds of the sale of bonds issued by Redwood City, California. The principal amount of the bonds at closing was $25,220,000. From the proceeds of the sale, the Joint Venture paid closing costs of $43,728 and received the remaining sale proceeds of $14,214,272, which includes the $2,478,000 bond reserve previously deposited by the Joint Venture with the bond trustee. The Partnership's share of the proceeds was $4,465,115.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 3 dated October 1, 1986 to the Registrant's Registration Statement on Form S-11 (Registration No. 33-4963) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-15646) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale relating to the sale of Redwood Shores Apartments in Redwood City, California previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 12, 1996 is incorporated herein by reference.

(ii) Letter Agreements dated July 12, 1996 and August 9, 1996 related to the sale of Redwood Shores Apartments in Redwood City, California previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 6, 1996 is incorporated herein by reference.

(b) Agreement of Sale relating to the sale of Post Lake Apartments in Cobb County, Georgia previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 6, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 6, 1996 was filed reporting the contract to sell the Post Lake Apartments in Cobb County, Georgia and the extension of the closing date for the sale of Redwood Shores Apartments in Redwood City, California.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996          1995
                                                ------------  ------------
Cash and cash equivalents                          $695,690      $229,555
Escrow deposits                                                    80,257
Accounts receivable                                 489,098       218,300
Deferred expenses, net of accumulated
  amortization of $190,493 in 1995                                 29,306
                                                ------------  ------------
                                                  1,184,788       557,418
                                                ------------  ------------
Investment in real estate:
  Land                                                          3,794,165
  Buildings and improvements                                   21,297,917
                                                              ------------
                                                               25,092,082
  Less accumulated depreciation                                 7,623,429
                                                              ------------
Investment in real estate, net of
  accumulated depreciation                                     17,468,653
                                                ------------  ------------
                                                 $1,184,788   $18,026,071
                                                ============  ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                     $902
Security deposits                                                 109,891
Mortgage note payable                                          15,195,030
                                                             ------------
  Total liabilities                                            15,305,823

Partners' capital                                $1,184,788     2,720,248
                                                ------------  ------------
                                                 $1,184,788   $18,026,071
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              -------------  ------------
Income:
  Rental and service                             $3,028,138    $3,014,705
  Interest on short-term investments                 17,256         7,913
                                                ------------  ------------
    Total income                                  3,045,394     3,022,618
                                                ------------  ------------

Expenses:
  Interest on mortgage note payable               1,006,193     1,064,493
  Depreciation                                      467,149       489,969
  Amortization of deferred expenses                  16,485        16,485
  Property operating                              1,180,008     1,087,618
  Real estate taxes                                 183,377       170,688
  Property management fees                          133,782       127,725
  Administrative                                     11,496         9,809
                                                ------------  ------------
    Total expenses                                2,998,490     2,966,787
                                                ------------  ------------
Income before gain on sale of property
  and extraordinary items                            46,904        55,831

Gain on sale of property                          8,920,655
                                                ------------  ------------
Income before extraordinary items                 8,967,559        55,831
                                                ------------  ------------
Extraordinary items:
  Debt extinguishment expense                       (12,821)
  Prepayment penalty                               (352,847)
                                                -------------
    Total extraordinary items                      (365,668)
                                                ------------  ------------
Net income                                       $8,601,891       $55,831
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              -------------  ------------
Income:
  Rental and service                               $911,058    $1,007,600
  Interest on short-term investments                  4,871         2,721
                                                ------------  ------------
    Total income                                    915,929     1,010,321
                                                ------------  ------------

Expenses:
  Interest on mortgage note payable                 305,682       353,569
  Depreciation                                      140,503       163,323
  Amortization of deferred expenses                   5,495         5,495
  Property operating                                480,350       412,106
  Real estate taxes                                  60,234        56,896
  Property management fees                           44,086        42,418
  Administrative                                      3,064         2,345
                                                ------------  ------------
    Total expenses                                1,039,414     1,036,152
                                                ------------  ------------
Loss before gain on sale of property
  and extraordinary items                          (123,485)      (25,831)

Gain on sale of property                          8,920,655
                                                ------------  ------------
Income (loss) before extraordinary items          8,797,170       (25,831)
                                                ------------  ------------
Extraordinary items:
  Debt extinguishment expense                       (12,821)
  Prepayment penalty                               (352,847)
                                                -------------
    Total extraordinary items                      (365,668)
                                                ------------  ------------
Net income (loss)                                $8,431,502      $(25,831)
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              -------------  ------------
Operating activities:
Net income                                       $8,601,891       $55,831
Adjustments to reconcile net income to net
  cash used in or provided by operating
   activities:
    Extraordinary item:
      Debt extinguishment expense                    12,821
    Gain on sale of property                     (8,920,655)
    Depreciation of property                        467,149       489,969
    Amortization of deferred expenses                16,485        16,485
      Net change in:
         Escrow deposits                             80,257      (170,587)
         Accounts receivable                       (270,798)      (25,968)
         Accounts payable                              (902)       (3,112)
         Accrued real estate taxes                                170,688
         Security deposits                         (109,891)        2,002
                                              -------------  ------------
  Net cash used in or provided by operating
    activities                                     (123,643)      535,308
                                              -------------  ------------

Investing activities:
  Proceeds from sale of property                 26,600,000
  Payment of selling costs                         (677,841)
                                              -------------
  Net cash provided by investing activities      25,922,159
                                              -------------

Financing activities:
  Distributions to Joint Venture Partners       (10,137,351)     (350,000)
  Repayment of mortgage note payable            (15,036,078)
  Principal payments on mortgage note payable      (158,952)     (163,714)
                                                ------------  ------------
  Cash used in financing activities             (25,332,381)     (513,714)
                                                ------------  ------------

Net change in cash and cash equivalents             466,135        21,594

Cash and cash equivalents at beginning of
  period                                            229,555        47,918
                                                ------------  ------------
Cash and cash equivalents at end of period         $695,690       $69,512
                                                ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Atlanta Lakes Joint Venture (the "Joint Venture") incurred and paid interest expense on the mortgage note payable of $1,006,193 and $1,064,493, respectively.

3. Property Sale:

In September 1996, the Joint Venture sold the Post Lake Apartments in an all cash sale for $26,600,000. From the proceeds of the sale, the Joint Venture repaid the first mortgage loan of $15,036,078 and paid $352,847 as a prepayment penalty, $266,000 to an unaffiliated party as a brokerage commission and closing costs of $411,841. Pursuant to the terms of the sale, $250,000 of the sales proceeds will be retained by the Joint Venture until December, 1996. The basis of the property was $17,001,504, which is net of accumulated depreciation of $8,090,578. For financial statement purposes, the Joint Venture recognized a gain of $8,920,655 from the sale of this property.

4.  Partnership Termination:

Post Lake Apartments is the Joint Venture's sole real estate asset. The Joint Venture distributed the sales proceeds to its partners in September 1996, and will distribute the remaining cash and terminate the Joint Venture after any remaining liabilities are paid.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996          1995
                                                -----------   -----------
Cash and cash equivalents                       $14,075,657        $7,025
Bond reserve                                                    2,478,000
Accounts and accrued interest receivable          1,002,186       587,529
Deferred expenses, net of accumulated
  amortization of $17,961 in 1995                                 341.252
                                                -----------   -----------
                                                 15,077,843     3,413,806
                                                -----------   -----------
Investment in real estate:
  Land                                                          6,043,941
  Buildings and improvements                                   22,942,335
                                                              -----------
                                                               28,986,276
  Less accumulated depreciation                                 7,329,420
                                                              -----------
Investment in real estate, net of
  accumulated depreciation                                     21,656,856
                                                -----------   -----------
                                                $15,077,843   $25,070,662
                                                ===========   ===========

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                    $87,680       $70,217
Security deposits                                                 113,213
Mortgage note payable                                          25,530,000
                                                -----------   -----------
  Total liabilities                                  87,680    25,713,430

Seller's capital                                  5,584,570

Partners' capital (deficit)                       9,405,593      (642,768)
                                                -----------   -----------
                                                $15,077,843   $25,070,662
                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              ------------- -------------
Income:
  Rental and service                             $2,797,528    $2,672,851
  Interest on short-term investments                164,083       250,870
                                              ------------- -------------
    Total income                                  2,961,611     2,923,721
                                              ------------- -------------

Expenses:
  Interest on mortgage notes payable              1,012,566     1,698,813
  Depreciation                                      524,446       547,989
  Amortization of deferred expenses                  53,883
  Property operating                                905,590       660,140
  Real estate taxes                                 218,475       218,439
  Property management fees                          122,614       106,947
  Administrative                                     27,599         9,084
                                              ------------- -------------
    Total expenses                                2,865,173     3,241,412
                                              ------------- -------------

Income (loss) before gain on sale of
 property, seller's participation in
 joint venture and extraordinary item                96,438      (317,691)
Gain on sale of property                         15,823,862
Seller's participation in (income) loss
of joint venture                                 (5,584,570)      101,742
                                              ------------- -------------
Income before extraordinary item                 10,335,730      (215,949)

Extraordinary item:
Debt extinguishment expense                        (287,369)
                                              ------------- -------------
Net income (loss)                               $10,048,361    $(215,949)
                                              ============= =============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              ------------- -------------
Income:
  Rental and service                               $863,281      $893,933
  Interest on short-term investments                 65,460        82,296
                                              ------------- -------------
    Total income                                    928,741       976,229
                                              ------------- -------------

Expenses:
  Interest on mortgage notes payable                318,786       564,923
  Depreciation                                      159,121       182,663
  Amortization of deferred expenses                  17,962
  Property operating                                277,755       266,131
  Real estate taxes                                  67,298        72,680
  Property management fees                           40,092        35,928
  Administrative                                      8,802         1,239
                                              ------------- -------------
    Total expenses                                  889,816     1,123,564
                                              ------------- -------------

Income (loss) before gain on sale of
 property, seller's participation in
 joint venture and extraordinary item                38,925      (147,335)
Gain on sale of property                         15,823,862
Seller's participation in (income) loss
of joint venture                                 (5,584,570)       76,536
                                              ------------- -------------
Income (loss) before extraordinary item          10,278,217       (70,799)

Extraordinary item:
Debt extinguishment expense                        (287,369)
                                              ------------- -------------
Net income (loss)                                $9,990,848     $(70,799)
                                              ============= =============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                              ------------- -------------
Operating activities:
  Net income (loss)                             $10,048,361    $(215,949)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activites:
    Extraordinary item:
      Debt extinguishment expense                   287,369
     Gain on sale of property                   (15,823,862)
     Seller's participation in income (loss)
      from joint venture                          5,584,570      (101,742)
      Depreciation of property                      524,446       547,989
      Amortization of deferred expenses              53,883
      Net change in:
        Accounts receivable                        (414,657)      (72,314)
        Prepaid expenses                                          (60,000)
        Accounts payable                             17,463        (3,890)
        Accrued real estate taxes                                  72,680
        Security deposits                          (113,213)       (2,151)
                                              ------------- -------------
Net cash provided by operating activities           164,360       164,623
                                              ------------- -------------
Investing activities:
  Proceeds from sale of property                 11,780,000
  Payment of selling costs                          (43,728)
                                              -------------
Net cash provided by investing activities        11,736,272
                                              -------------
Financing activities:
  Capital contributions by joint venture
   partners                                                       315,000
  Capital contributions by joint venture
   partner - seller                                               139,206
  Refund of bond reserve                          2,478,000
  Principal payments on mortgage note
    payable                                        (310,000)     (287,500)
  Payment of deferred expenses                                   (331,005)
                                               ------------- -------------
  Net cash provided by or used in
    financing activities                          2,168,000      (164,299)
                                               ------------- -------------
Net change in cash and cash equivalents          14,068,632           324

Cash and cash equivalents at beginning
  of period                                           7,025         9,887
                                              ------------- -------------
Cash and cash equivalents at end of period      $14,075,657       $10,211
                                              ============= =============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the joint venture which owns Redwood Shores Apartments (the "Joint Venture") incurred and paid interest expense on the mortgage note payable of $1,012,566 and $1,698,813, respectively.

3. Property Sale:

In September 1996, the Joint Venture sold the property in an all cash sale for $37,000,000. The purchaser took title subject to the existing bond financing collateralized by the property in the amount of $25,220,000. From the proceeds of the sale, the Joint Venture paid closing costs of $43,728. The basis of the property was $21,132,410, which is net of accumulated depreciation of $7,853,866. For financial statement purposes, the Joint Venture recognized a gain of $15,823,862 from the sale of this property.

4.  Partnership Termination:

Redwood Partners' interest in Redwood Shores Apartments is its sole real estate asset. Redwood Partners' share of the proceeds from the sale of the apartment complex was distributed from the Joint Venture to Redwood Partners in November 1996. Redwood Partners will distribute its remaining cash to its partners and terminate the Partnership and the Joint Venture after any remaining liabilities are paid.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Partners-XX, the General Partner


Date:  November 14, 1996
      --------------------------