Form 10-K
period 1996-12-31
BALCOR GROWTH FUND
filed 1997-03-26
CIK 792334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

The Registrant utilized the net offering proceeds to acquire joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in 1996. (See Item 7. Liquidity and Capital Resources for additional information.)

The Registrant distributed a majority of the proceeds from the property sales in January 1997 to Limited Partners and retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in Item 3. Legal Proceedings. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

The officers and employees of Balcor Partners-XX, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant no longer owns any joint venture interests in real estate properties.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated

Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

The Registrant is not subject to any other material pending legal proceedings, nor were any such other proceedings terminated during the fourth quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, below.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 688.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------- ----------  ----------  ----------  ----------
Total income        $9,968,437     $(7,816) $(299,072)  $(318,125)  $(390,183)
Income (loss) before
 extraordinary items 8,604,175    (224,813)  (479,754)   (436,167)   (481,508)
Net income (loss)    8,316,056   (224,813)   (479,754)   (436,167)   (481,508)
Net income (loss)
  per Limited Part-
  nership Interest    1,164.74     (31.42)     (67.05)     (60.95)      (67.29)

Total assets         7,727,690   1,171,976   1,009,834   1,453,169    1,919,258


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") are primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of gains recognized from the sales of the Post Lake and Redwood Shores apartment complexes in 1996, the Partnership generated net income during 1996 as compared to a net loss in 1995. Improved property operations at Post Lake and decreased interest expense at Redwood Shores resulted in a decrease in the net loss during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The net income from Post Lake Apartments increased during 1996 as compared to 1995 primarily as a result of the gain on the sale of the property of approximately $9,295,000.

Redwood Shores Apartments generated net income during 1996 as compared to a net loss during 1995 primarily as a result of the gain on the sale of the property of approximately $15,824,000. In addition, the property had lower interest expense by approximately $1,034,000 on the mortgage note payable as a result of the October 1995 re-marketing of the bonds secured by the property and the sale of the property. The increase in net income was partially offset by higher operating expenses during 1996 as compared to 1995 due to exterior painting and repairs made to the wood siding of the buildings of approximately $180,000.

The seller's participation in the operations of Redwood Shores Apartments is equal to the distributions received or contributions made during any year. During 1996, the seller received its final distribution of partnership proceeds in accordance with the Partnership Agreement, while during 1995, the seller made contributions. As a result, the seller was allocated significant income in 1996 as compared to a loss in 1995.

As a result of higher cash balances due to the receipt of proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments, as described above, the Partnership generated higher interest income on short-term investments in 1996 as compared to 1995.

As a result of the repayment of the short-term loan from an affiliate in 1996, interest expense on the Partnership's short-term loan from an affiliate decreased during 1996 as compared to 1995.

As a result of the gain on the sale of Post Lake Apartments, affiliate's participation in income from joint venture increased during 1996 as compared to 1995.

During 1996, the Partnership recognized its share of extraordinary debt extinguishment expenses related to the sales of the Redwood Shores Apartments and Post Lake Apartments of approximately $105,000 and $6,000, respectively. In addition, the Partnership recognized its share of an extraordinary prepayment penalty relating to the Post Lake Apartments mortgage loan of approximately $176,000.


1995 Compared to 1994
---------------------

Post Lake Apartments generated net income during 1995 as compared to a net loss during 1994 primarily as a result of higher rental and service income of approximately $265,000 due to higher rental rates and occupancy. The higher rental income at Post Lake Apartments resulted in an increase in property management fees of approximately $28,000 for 1995 as compared to 1994.

The net loss from Redwood Shores Apartments decreased during 1995 as compared to 1994 as a result of higher rental and service income of approximately $153,000 due to increased rental rates and occupancy and lower interest expense on the mortgage note payable of approximately $244,000 as a result of the re-marketing of the bonds secured by the property. The decrease in the net loss was partially offset by a decrease in interest income of approximately $32,000 due to lower interest rates earned on investments and an increase in administrative expense of approximately $33,000 due to costs incurred in connection with the re-marketing of the bonds.

As a result of higher partnership contributions made by the seller of Redwood Shores Apartments in 1995 as compared to 1994, the seller's participation in the loss increased during 1995 as compared to 1994.

As a result of higher outstanding balances and interest rates during 1995, interest expense on the Partnership's short-term loan with an affiliate increased during 1995 as compared to 1994.

Primarily as a result of lower data processing costs, administrative expenses decreased during 1995 as compared to 1994.

The net improvement in the operations of Post Lake Apartments described above resulted in affiliate's participation in income from joint venture during 1995 as compared to a participation in loss during 1994.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership increased by approximately $7,559,000 as of December 31, 1996 as compared to December 31, 1995 primarily due to the proceeds received from the sales of Post Lake Apartments and Redwood Shores Apartments. The cash flow deficit from operating activities consisted primarily of the payment of administrative expenses and the payment of interest expense on the short-term loan from an affiliate, which was partially offset by the receipt of interest income. The investing activities consisted of distributions of approximately $5,657,000 received from the Atlanta Lakes Joint Venture and distributions of approximately $4,733,000 received from Redwood Partners. The financing activities consisted of distributions to the affiliated partner of Atlanta Lakes Investors of approximately $1,461,000, and the repayment of the General Partner loan of approximately $1,118,000. In January 1997, the Partnership made a distribution of $6,375,600 to Limited Partners.

The Partnership classified the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from the properties as an amount equal to the property's revenue receipts less property related expenditures, which includes debt service payments. Prior to their sales in 1996, both Post Lake Apartments and Redwood Shores Apartments generated positive cash flow. During 1995, Post Lake Apartments generated positive cash flow while Redwood Shores Apartments generated a marginal cash flow deficit. The improvement at Redwood Shores was a result of lower interest expense on the mortgage note payable as a result of the October 1995 re-marketing of the bonds secured by the property.

Post Lake Apartments, in which the Partnership held a joint venture interest, was sold in 1996. The Partnership's share of the proceeds from the sale of Post Lake Apartments of approximately $3,906,000 along with the Partnership's share of the remaining assets of that joint venture were distributed to the Partnership in 1996.

Redwood Shores Apartments, in which the Partnership held a joint venture interest, was sold in 1996. The Partnership's share of the proceeds from the sale of Redwood Shores Apartments of approximately $4,465,000 along with the Partnership's share of the remaining assets of that joint venture were distributed to the Partnership in 1996.

The loan from the General Partner and accrued interest thereon totaling $1,253,045 were repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments.

The Partnership made a distribution of $6,375,600 ($900.00 per Interest) to Limited Partners in January 1997 from the proceeds received in connection with the sales of Post Lake Apartments and Redwood Shores Apartments. The Partnership will retain a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Item 3. Legal Proceedings. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

As previously mentioned, in January 1997, the Partnership made a distribution of $6,375,600 ($900.00 per Interest) to the holders of Limited Partnership Interests. Of this amount, $318,780 ($45.00 per Interest) represents a distribution of Net Cash Receipts reserves and $6,056,820 ($855.00 per Interest) represents a distribution of Net Cash Proceeds received from the sales of Redwood Shores Apartments and Post Lake Apartments. This represents the first distribution made to Limited Partners. In addition, Limited Partners have received certain tax benefits since the beginning of the Partnership. The General Partner did not receive any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $7,727,690    $7,727,690   $1,171,976  $(1,533,354)
Partners' capital
  accounts (deficit):
    General Partner       None          None        (65,055)   (803,831)
    Limited Partners   7,692,913     8,763,268    (419,078)  (1,978,446)
Net income (loss):
    General Partner       65,055       803,831      (2,248)     (92,150)
    Limited Partners   8,251,001    10,741,714    (222,565)    (375,119)
    Per Limited
      Partnership
      Interest          1,164.74      1,516.33      (31.42)      (52.95)


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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:



          TITLE                                   OFFICERS

     Chairman, President and Chief           Thomas E. Meador
      Executive Officer
     Senior Vice President                   Alexander J. Darragh
     Senior Vice President                   James E. Mendelson
     Senior Vice President                   John K. Powell, Jr.
     Managing Director, Chief                Jayne A. Kosik
      Financial Officer, Treasurer
      and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $399 in 1996 with respect to one of the executive officers and directors of Balcor Partners-XX, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(ii) Letter Agreements dated July 12, 1996 and August 9, 1996 related to the sale of Redwood Shores Apartments in Redwood City, California previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 6, 1996 are incorporated herein by reference.

(b) Agreement of Sale relating to the sale of Post Lake Apartments in Cobb County, Georgia previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 6, 1996 is incorporated herein by reference.


(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                         BALCOR GROWTH FUND
                         A REAL ESTATE INVESTMENT FOR CAPITAL
                         APPRECIATION

                         By:  /s/ Jayne A. Kosik
                             ---------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of
                             Balcor Partners-XX, the
                             General Partner

Date: March 26, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XX,
/s/ Thomas E. Meador     the General Partner               March 26, 1997
----------------------                                     --------------
   Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         of Balcor Partners-XX,
/s/ Jayne A. Kosik       the General Partner               March 26, 1997
----------------------                                     --------------
   Jayne A. Kosik

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Growth Fund A Real Estate Investment for Capital Appreciation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership has disposed of all its real estate interests. Upon resolution of the litigation described in
Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $   7,699,068    $     139,880
Accounts and accrued interest receivable          28,622           39,213
Investment in joint ventures with affiliates                      992,883
                                             ------------     ------------
                                           $   7,727,690    $   1,171,976
                                             ============     ============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loan payable - affiliate                                    $   1,118,145
Accounts payable                           $      14,347            4,480
Due to affiliates                                 20,430          185,138
                                             ------------     ------------
    Total liabilities                             34,777        1,307,763
                                             ------------     ------------

Commitments and contingencies

Affiliate's participation in joint venture                        348,346
                                                              ------------
Limited Partners' capital (deficit) (7,084
  Interests issued and outstanding)            7,692,913         (419,078)
General Partner's (deficit)                                       (65,055)
                                             ------------     ------------
    Total partners' capital (deficit)          7,692,913         (484,133)
                                             ------------     ------------
                                           $   7,727,690    $   1,171,976
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994



                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1993    $     220,434 $     (58,009)$     278,443

Net loss for the year
  ended December 31, 1994            (479,754)       (4,798)     (474,956)
                                  ------------  ------------  ------------
Balance at December 31, 1994         (259,320)      (62,807)     (196,513)

Net loss for the year
  ended December 31, 1995            (224,813)       (2,248)     (222,565)
                                  ------------  ------------  ------------
Balance at December 31, 1995         (484,133)      (65,055)     (419,078)

Deemed distribution to
  Limited Partners (A)               (139,010)                   (139,010)
Net income for the year
  ended December 31, 1996           8,316,056        65,055     8,251,001
                                  ------------  ------------  ------------
Balance at December 31, 1996    $   7,692,913          None $   7,692,913
                                  ============  ============  ============



(A) This amount represents the Partnership's share of a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale Post Lake Apartments, in which the Partnership held a joint venture interest.


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF INCOME AND EXPENSES
                 for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------

Income:
  Interest on short-term
    investments                 $      96,127 $       2,621 $         710
  Participation in net income
    (loss) of joint ventures with
    affiliates before
    extraordinary item              9,872,310       (10,437)     (299,782)
                                  ------------  ------------  ------------
    Total income (loss)             9,968,437        (7,816)     (299,072)
                                  ------------  ------------  ------------
Expenses:
  Interest on short-term loan
    from an affiliate                  55,702        65,502        40,003
  Administrative                      147,378       141,608       156,554
                                  ------------  ------------  ------------
    Total expenses                    203,080       207,110       196,557
                                  ------------  ------------  ------------
Income (loss) before affiliate's
  participation in income from
  joint venture and extraordinary
  item                              9,765,357      (214,926)     (495,629)
Affiliate's participation in
  (income) loss from joint venture (1,161,182)       (9,887)       15,875

Income (loss) before              ------------  ------------  ------------
  extraordinary item                8,604,175      (224,813)     (479,754)
                                  ------------  ------------  ------------
Extraordinary item
  Participation in debt
    extinguishment expense with
    affiliates                       (288,119)
                                  ------------  ------------  ------------
Net income (loss)               $   8,316,056 $    (224,813)$    (479,754)
                                  ============  ============  ============
Income (loss) before
  extraordinary item allocated
  to General Partner            $      67,936 $      (2,248)$      (4,798)
                                  ============  ============  ============
Income (loss) before
  extraordinary item allocated
  to Limited Partners           $   8,536,239 $    (222,565)$    (474,956)
                                  ============  ============  ============

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Income (loss) before
  extraordinary item per Limited
  Partnership Interest (7,084
  issued and outstanding)       $    1,205.00 $      (31.42)$      (67.05)
                                  ============  ============  ============
Extraordinary item allocated to
  General Partner               $      (2,881)
                                  ============
Extraordinary item allocated to
  Limited Partners              $    (285,238)
                                  ============
Extraordinary item per Limited
  Partnership Interest (7,084
  issued and outstanding)       $      (40.27)
                                  ============
Net income (loss) allocated to
  General Partner               $      65,055 $      (2,248)$      (4,798)
                                  ============  ============  ============
Net income (loss) allocated to
  Limited Partners              $   8,251,001 $    (222,565)$    (474,956)
                                  ============  ============  ============
Net income (loss) per Limited
  Partnership Interest (7,084
  issued and outstanding)       $    1,164.74 $      (31.42)$      (67.05)
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                           (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Operating activities:
  Net income (loss)             $   8,316,056 $    (224,813)$    (479,754)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
      Affiliate's participation
        in income (loss) from
        joint venture               1,161,182         9,887       (15,875)
      Participation in net
        (income) loss of joint
        ventures with affiliates   (9,872,310)       10,437       299,782
      Participation in debt
        extinguishment expense
        with an affiliate             288,119
      Net change in:
        Accounts receivable            10,591       (39,213)
        Accounts payable                9,867       (10,076)
        Due to affiliates            (164,708)       45,846        61,496
                                  ------------  ------------  ------------
  Net cash used in operating
    activities                       (251,203)     (207,932)     (134,351)
                                  ------------  ------------  ------------
Investing activities:
  Capital contributions to
    joint venture with an
    affiliate                                      (206,000)      (37,000)
  Distributions from joint
    ventures with affiliates       10,577,074       175,000       175,000
                                  ------------  ------------  ------------
  Net cash provided by or used in
    investing activities           10,577,074       (31,000)      138,000
                                  ------------  ------------  ------------


Financing activities:
  Deemed distribution to
    Limited Partners                 (139,010)
  Proceeds from loan payable -
    affiliate                                       386,500        36,000
  Distributions to joint venture
    partner - affiliate            (1,461,117)      (45,202)      (45,202)

                              BALCOR GROWTH FUND
              A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                 (Continued)


  Deemed distribution to joint
    venture partner - affiliate       (48,411)
  Repayment of loan payable -
    affiliate                      (1,118,145)
                                  ------------  ------------  ------------
  Net cash used in or provided by
    financing activities           (2,766,683)      341,298        (9,202)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                       7,559,188       102,366        (5,553)

Cash and cash equivalents at
  beginning of year                   139,880        37,514        43,067
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $   7,699,068 $     139,880 $      37,514
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Growth Fund A Real Estate Investment For Capital Appreciation (the "Partnership") was engaged principally in the investment in joint ventures owning residential real estate located in Atlanta, Georgia and Redwood City, California. During 1996, both properties were sold and the joint ventures were terminated. In January 1997, a majority of the Partnership's share of the proceeds from the sales of the properties was distributed to the Limited Partners.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership held joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in 1996. The Partnership distributed a majority of the proceeds in January 1997 to Limited Partners and retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 11 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Investment in joint ventures with affiliates represented the recording of the Partnership's interests, under the equity method of accounting, in two joint ventures with affiliated entities. Under the equity method of accounting, the Partnership recorded its initial interests at cost and adjusted its investment accounts for additional capital contributions, distributions and its share of joint venture income or loss. Supplemental financial information for the respective joint ventures is provided in the attached joint venture financial statements.

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

(d) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(e) A reclassification has been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 and 1994 results.

(f) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income and loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(g) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated less income in 1996 for financial statement purposes.

4. Partnership Agreement:

The Partnership was organized in August 1985. The Partnership Agreement provides for Balcor Partners-XX to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 7,084 of which were sold through October 2, 1987, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 99% to the Limited Partners and 1% to the General Partner. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. There shall, however, be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only as a part of the General Partner's share of distributed Net Cash Proceeds. This accrued distributive share along with the General Partner's share of Net Cash Proceeds is subordinated to the receipt by Limited Partners of certain levels of returns as defined in the Partnership Agreement. Based on the amount of Net Cash Proceeds received by the Partnership from the sales of the properties in which it held joint venture interests and the amount of Net Cash Receipts received by the Partnership, the General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds.

5. Investment in Joint Ventures with Affiliates:

(a) The Partnership, through Atlanta Lakes Investors (a partnership which initially was wholly-owned by the Partnership), acquired a 50% joint venture interest in Atlanta Lakes Joint Venture which owned Post Lake Apartments. The remaining 50% joint venture interest was owned by Atlanta Lakes, Inc., an entity managed by an affiliate of the General Partner. The Partnership did not raise sufficient capital to enable it to retain its original ownership percentage of Atlanta Lakes Investors without incurring additional mortgage financing. The Partnership transferred 25.83% of its interest in Atlanta Lakes Investors to another affiliate of the General Partner for 25.83% of the amount of the Partnership's cash payments made in connection with the acquisition of the property. Post Lake Apartments was sold in 1996. Atlanta Lakes Investors received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture, and the joint venture was terminated in 1996. During 1996, 1995 and 1994, Atlanta Lakes Investors received $5,656,666, $175,000 and $175,000, respectively, representing its portion of distributions from the joint venture. In addition, Atlanta Lakes Investors received $187,421 during 1996 as its share of a deemed distribution for the State of Georgia withholding taxes paid by the Atlanta Lakes Joint Venture on behalf of the joint venture partners.

(b) The Partnership, through its ownership of Redwood Associates, owned a 50% joint venture interest in Redwood Partners (the "Joint Venture"), a joint venture between Redwood Associates and Sequoia Shores, Inc. (an entity managed by an affiliate of the General Partner). The Joint Venture acquired a 70% general partnership interest in an existing limited partnership which owned Redwood Shores Apartments. Redwood Shores Apartments was sold in 1996.
Redwood Associates received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture, and the joint venture was terminated in 1996. During 1996, Redwood Associates received $4,732,987, representing its portion of distributions from the joint venture. During 1995 and 1994, Redwood Associates contributed $206,000 and $37,000, respectively, to the Joint Venture.

6. Affiliate's Participation in Joint Venture:

Atlanta Lakes Investors was a joint venture between the Partnership and an affiliated partnership. Profits and losses were allocated 74.17% to the Partnership and 25.83% to the affiliate. All assets, liabilities, income and expenses of the joint venture (which owed a 50% equity investment in Atlanta Lakes Joint Venture, the former owner of Post Lake Apartments) are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Post Lake Apartments was sold in 1996. Atlanta Lakes Investors received its share of the net sales proceeds plus its share of the remaining assets held by Atlanta Lakes Joint Venture, and both joint ventures were terminated in 1996. Distributions of $1,461,117, $45,202, and $45,202 were made to the affiliate during 1996, 1995 and 1994, respectively, as its share of distributions received from Atlanta Lakes Joint Venture.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $3,229,489 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $5,954  $4,809   $29,145  $1,702  $36,741 $14,602
    Data processing        1,949     693     8,899     479   17,018   3,322
    Investor communica-
      tions                 None    None     2,822    None   11,974   2,708
    Legal                  3,324   2,685     4,796     548    2,512     528
    Portfolio management  14,236  11,498    25,912   3,018    4,322   4,261
    Other                    923     745     2,503     343    3,408     325

During 1996, the General Partner loan of $1,118,145 and accrued interest thereon of $134,900 were fully repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments. The Partnership had repaid $100,000 of accrued interest expense earlier in 1996. During 1996, 1995, and 1994, the Partnership incurred interest expense of $55,702, $65,502, and $40,003, respectively. The Partnership paid interest expense of $234,900 during 1996 and paid no interest expense during either 1995 or 1994. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. This rate varied between 5.76% and 6.34% during 1996, prior to the repayment.

9.  Extraordinary Items:

In connection with the sales of Post Lake Apartments and Redwood Shores Apartments during 1996, the joint ventures which owned the properties wrote off the remaining unamortized deferred financing fees related to the loans which collateralized the properties sold in the amounts of $12,821 and $287,369, respectively, of which $6,410 and $105,285, respectively, represent the Partnership's shares. In addition, in connection with the sale of Post Lake Apartments, the joint venture which owned the property paid a prepayment penalty in the amount of $352,847, of which $176,424 represents the Partnership's share. These amounts were recognized as extraordinary items and were classified as participation in debt extinguishment expense with affiliates.

10. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, operations or liquidity. The Partnership believes it has meritorious defenses to contest the claims.

12. Subsequent Event:

In January 1997, the Partnership made a distribution of $6,375,600 ($900.00 per Interest) to the holders of limited partnership interests. Of this amount, $318,780 ($45.00 per Interest) represents a distribution of Net Cash Receipts reserves and $6,056,820 ($855.00 per Interest) represents a distribution of Net Cash Proceeds received from the sales of Redwood Shores Apartments and Post Lake Apartments.

                          ATLANTA LAKES JOINT VENTURE
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheet, December 31, 1995

Statements of Income and Expenses and Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Atlanta Lakes Joint Venture

We have audited the accompanying balance sheet of Atlanta Lakes Joint Venture (An Illinois General Partnership) as of December 31, 1995 and the related statements of income and expenses and partners' capital and statements of cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Lakes Joint Venture at December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on December 31, 1996.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                                 BALANCE SHEET
                               December 31, 1995


                                    ASSETS

                                                                  1995
                                                              ------------
Cash and cash equivalents                                   $     229,555
Escrow deposits                                                    80,257
Accounts receivable                                               218,300
Deferred expenses, net of accumulated
  amortization of $190,493 in 1995                                 29,306
                                                              ------------
                                                                  557,418
                                                              ------------
Investment in real estate:
  Land                                                          3,794,165
  Buildings and improvements                                   21,297,917
                                                              ------------
                                                               25,092,082
  Less accumulated depreciation                                 7,623,429
                                                              ------------
Investment in real estate, net of
  accumulated depreciation                                     17,468,653
                                                              ------------
                                                            $  18,026,071
                                                              ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $         902
Security deposits                                                 109,891
Mortgage note payable                                          15,195,030
                                                              ------------
    Total liabilities                                          15,305,823

Partners' capital                                               2,720,248
                                                              ------------
                                                            $  18,026,071
                                                              ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Income:
  Rental and service            $   3,034,082 $   4,077,724 $   3,812,914
  Interest on short-term
    investments                        24,331        11,003         6,393
                                  ------------  ------------  ------------
    Total income                    3,058,413     4,088,727     3,819,307
                                  ------------  ------------  ------------

Expenses:
  Interest on mortgage
    note payable                    1,006,193     1,416,761     1,436,202
  Depreciation                        467,149       653,293       653,293
  Amortization of deferred
    expenses                           16,485        21,980        21,980
  Property operating                1,201,775     1,474,839     1,431,346
  Real estate taxes                   183,377       246,286       227,583
  Property management fees            133,782       188,804       160,401
  Administrative                       11,553        10,204        11,423
                                  ------------  ------------  ------------
    Total expenses                  3,020,314     4,012,167     3,942,228
                                  ------------  ------------  ------------
Income before gain on sale of
  property and extraordinary item      38,099        76,560      (122,921)

Gain on sale of property            9,295,496
                                  ------------  ------------  ------------
Income before extraordinary item    9,333,595        76,560      (122,921)
                                  ------------  ------------  ------------
Extraordinary item:
  Debt extinguishment expense        (365,668)
                                  ------------  ------------  ------------
Net income (loss)                   8,967,927        76,560      (122,921)

Partners' capital at beginning
  of year                           2,720,248     2,993,688     3,466,609

Distributions to joint venture
  partners                        (11,688,175)     (350,000)     (350,000)
                                  ------------  ------------  ------------
Partners' capital at end of year         None $   2,720,248 $   2,993,688
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Operating activities:
  Net income (loss)             $   8,967,927 $      76,560 $    (122,921)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Extraordinary item:
        Debt extinghishment
          expense                      12,821
      Gain on sale of property     (9,295,496)
      Depreciation of property        467,149       653,293       653,293
      Amortization of deferred
        expenses                       16,485        21,980        21,980
      Net change in:
        Escrow deposits                80,257        12,100        (3,141)
        Accounts receivable           218,300       (11,120)      (12,966)
        Accounts payable                 (902)       (2,210)
        Security deposits            (109,891)        1,882        13,164
                                  ------------  ------------  ------------
  Net cash provided by operating
    activities                        356,650       752,485       549,409
                                  ------------  ------------  ------------
Investing activities:
  Proceeds from sale of property   26,600,000
  Payment of selling costs           (303,000)
                                  ------------
  Net cash provided by investing
    activities                     26,297,000
                                  ------------
Financing activities:
  Distributions to joint
    venture partners              (11,313,334)     (350,000)     (350,000)
  Deemed distribution to
    joint venture partners           (374,841)
  Repayment of mortgage note
    payable                       (15,036,078)
  Principal payments on
    mortgage notes payable           (158,952)     (220,848)     (201,408)
                                  ------------  ------------  ------------
  Cash used in financing
    activities                    (26,883,205)     (570,848)     (551,408)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                        (229,555)      181,637        (1,999)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


Cash and cash equivalents at
  beginning of year                   229,555        47,918        49,917
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                            None $     229,555 $      47,918
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Atlanta Lakes Joint Venture (the "Joint Venture") was engaged solely in the operation of residential real estate located in Atlanta, Georgia (Post Lake Apartments). Post Lake Apartments was sold in 1996. The Partnership Agreement provides for the dissolution of the Partnership upon the occurence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the Joint Venture to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have varied from those estimates.

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(c) Effective January 1, 1995 the Joint Venture adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Joint Venture recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of the property. The Joint Venture estimated the fair value of the property based on the market price less estimated closing costs. In the event the Joint Venture determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision would have been recorded to reduce the carrying basis of the property to its estimated fair value. The Joint Venture considered the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the term of the agreement through the date of the property's sale. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices were not available for the Joint Venture's financial instruments, fair values were based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, would not have been realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents included all unrestricted, highly liquid investments with an original maturity of three months or less.

(h) The Joint Venture was not liable for Federal income taxes and each partner recognized its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes was made in the financial statements of the Joint Venture.

3. Joint Venture Agreement:

The Joint Venture was organized in December 1986 and provided for Atlanta Lakes Investors, an Illinois limited partnership, and Atlanta Lakes, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). Atlanta Lakes Investors was owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF") and Balcor Employee Investment Partners-87. An affiliate of the General Partner of BGF manages the business activities of Atlanta Lakes, Inc.

The Joint Venture Agreement provided that each Partner had a participation percentage of 50% in the Joint Venture. Each item of income, gain, loss, deduction or credit for each year was allocated to the Partners in accordance with their respective participation percentages. The Partners set aside as a reserve for contingencies and/or working capital, any portion of Net Cash Receipts and/or Net Capital Proceeds which they reasonably deemed necessary or appropriate for the business of the Joint Venture. Net Cash Receipts of the Joint Venture were distributed from time to time as the Partners determined, in accordance with the Partners' respective participation percentages. Net Capital Proceeds were distributed to the Partners in accordance with their respective participation percentages.

During 1996, 1995 and 1994, the Joint Venture distributed cash of $11,313,334, $350,000, and $350,000, respectively, to its Partners. During 1996, the Joint Venture made a deemed distribution of $374,841 for the State of Georgia withholding taxes paid on behalf of the joint venture partners.

4. Mortgage Note Payable:

The Joint Venture obtained first mortgage financing in the amount of $16,575,000 collateralized by Post Lake Apartments. The mortgage note payable was repaid when the property was sold in 1996. The mortgage note bore interest at the rate of 9.25% and was payable in monthly installments of principal and interest of $136,468.

During 1996, 1995, and 1994, the Joint Venture incurred and paid interest expense on the mortgage note payable of $1,006,193, $1,416,761, and $1,436,202, respectively.

5. Management Agreement:

Post Lake Apartments was managed by an affiliate of the seller for a management fee of 4.25% of gross receipts. In addition, the manager was entitled to receive 20% of operating income in excess of the budgeted operating income for each year up to an amount which, when added to the base monthly fee, equaled 5.5% of the gross receipts for Post Lake for such calendar year. The manager earned $15,240 of additional management fees for 1995. The operating income did not exceed the budgeted operating income in 1996 and 1994. The management agreement was terminated when the property was sold in 1996.

6. Tax Accounting:

The Joint Venture kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which were prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $5,531,252 less than the tax income of the Joint Venture for the same period.

7. Property Sale:

In September 1996, the Joint Venture sold the Post Lake Apartments in an all cash sale for $26,600,000. From the proceeds of the sale, the Joint Venture paid $15,036,078 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $303,000 in selling costs and a prepayment penalty of $352,847. In addition, the Joint Venture paid State of Georgia withholding taxes of $374,841 on behalf of the joint venture partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $17,001,504 which is net of accumulated depreciation of $8,090,578. For financial statement purposes, the Joint Venture recognized a gain of $9,295,496 from the sale of this property.

8. Extraordinary Items:

In connection with the sale of Post Lake Apartments, the Joint Venture wrote off the remaining unamortized deferred financing fees related to the loan which collateralized the property in the amount of $12,821. In addition, the Joint Venture paid a prepayment penalty of $352,847. These amounts were recognized as an extraordinary item and were classified as debt extinguishment expense.

9. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 were as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximated fair value.

Mortgage Note Payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

                               REDWOOD PARTNERS
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheet, December 31, 1995

Statements of Income and Expenses and Partners' Deficit, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Redwood Partners

We have audited the accompanying balance sheet of Redwood Partners (An Illinois General Partnership) as of December 31, 1995 and the related statements of income and expenses and partners' deficit and statements of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Partners at December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on December 31, 1996.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                                 BALANCE SHEET
                               December 31, 1995

                                    ASSETS

                                                                  1995
                                                              ------------
Cash and cash equivalents                                   $       7,025
Bond reserve                                                    2,478,000
Accounts and accrued interest receivable                          587,529
Deferred expenses, net of accumulated
  amortization of $17,961 in 1995                                 341,252
                                                              ------------
                                                                3,413,806
                                                              ------------
Investment in real estate:
  Land                                                          6,043,941
  Buildings and improvements                                   22,942,335
                                                              ------------
                                                               28,986,276
  Less accumulated depreciation                                 7,329,420
                                                              ------------
Investment in real estate, net of
  accumulated depreciation                                     21,656,856
                                                              ------------
                                                            $  25,070,662
                                                              ============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                            $      70,217
Security deposits                                                 113,213
Mortgage note payable                                          25,530,000
                                                              ------------
    Total liabilities                                          25,713,430

Partners' deficit                                                (642,768)
                                                              ------------
                                                            $  25,070,662
                                                              ============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' DEFICIT
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Income:
  Rental and service            $   2,797,528 $   3,604,060 $   3,450,870
  Interest on short-term
    investments                       260,846       271,092       303,404
                                  ------------  ------------  ------------
    Total income                    3,058,374     3,875,152     3,754,274
                                  ------------  ------------  ------------

Expenses:
  Interest on mortgage
    note payable                    1,012,566     2,047,003     2,290,644
  Depreciation                        524,446       730,651       730,652
  Amortization of deferred
    expenses                           53,883        17,961
  Property operating                  905,591       857,163       797,404
  Real estate taxes                   218,475       296,936       286,438
  Property management fees            122,614       139,319       138,142
  Administrative                       36,396        64,760        31,422
                                  ------------  ------------  ------------
    Total expenses                  2,873,971     4,153,793     4,274,702
                                  ------------  ------------  ------------
Income (loss) before gain on sale
  of property, seller's
  participation in joint venture
  and extraordinary item              184,403      (278,641)     (520,428)

Gain on sale of property           15,823,862

Seller's participation in
  (income) loss of joint venture   (5,612,153)      181,206        43,784
                                  ------------  ------------  ------------
Income (loss) before
  extraordinary item               10,396,112       (97,435)     (476,644)

Extraordinary item:
  Debt extinguishment expense        (287,369)
                                  ------------  ------------  ------------
Net income (loss)                  10,108,743       (97,435)     (476,644)

Partners' deficit at beginning
  of year                            (642,768)     (957,333)     (554,689)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' DEFICIT
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Contributions from joint
  venture partners                                  412,000        74,000
Distributions to joint
  venture partners                 (9,465,975)
                                  ------------  ------------  ------------
Partners' deficit at end of year         None $    (642,768)$    (957,333)
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Operating activities:
  Net income (loss)             $  10,108,743 $     (97,435)$    (476,644)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment
        expense                       287,369
      Gain on sale of property    (15,823,862)
      Seller's participation in
        income (loss) from joint
        venture                     5,612,153      (181,206)      (43,784)
      Depreciation of property        524,446       730,651       730,652
      Amortization of deferred
        expenses                       53,883        17,961
      Net change in:
        Accounts receivable           587,529      (243,301)       19,022
        Accounts payable              (70,217)       66,327
        Security deposits            (113,213)       (2,352)       (4,245)
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities            1,166,831       290,645       225,001
                                  ------------  ------------  ------------

Investing activities:
  Proceeds from sale of property   11,780,000
  Payment of selling costs            (43,728)
                                  ------------
  Net cash provided by investing
    activities                     11,736,272
                                  ------------
Financing activities:
  Contributions by
    joint venture partners                          412,000        74,000
  Contributions by
    joint venture partner -
    seller                                          181,206        43,784
  Distributions to
    joint venture partners         (9,465,975)
  Distributions to
    joint venture partner -
    seller                         (5,612,153)
  Refund of bond reserve            2,478,000

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

  Principal payments on
    mortgage note payable            (310,000)     (387,500)     (352,500)
  Payment of deferred expenses                     (359,213)
  Funding of reserve for
    replacements                                   (140,000)
                                  ------------  ------------  ------------
  Net cash used in financing
    activities                    (12,910,128)     (293,507)     (234,716)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                          (7,025)       (2,862)       (9,715)

Cash and cash equivalents at
  beginning of year                     7,025         9,887        19,602
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                            None   $     7,025   $     9,887
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Redwood Partners (the "Joint Venture") was engaged solely in the operation of residential real estate located in the Redwood City, California market (Redwood Shores Apartments). Redwood Shores Apartments was sold in 1996. The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the Joint Venture to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have varied from those estimates.

(b) The financial statements include the accounts of Redwood Partners and its 70% general partnership interest in Redwood Shores Apartments Associates ("RSAA") on a consolidated basis. The seller owned a 30% limited partnership interest in RSAA. For financial statement purposes, the seller's participation in the operations of the property was equal to the seller's capital contributions or the distributions made to the seller.

(c) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(d) Effective January 1, 1995 the Joint Venture adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Joint Venture recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of the property. The Joint Venture estimated the fair value of the property based on the market price less estimated closing costs. In the event the Joint Venture determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision would have been recorded to reduce the carrying basis of the property to its estimated fair value. The Joint Venture considered the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Deferred expenses consisted of financing fees which were amortized over the term of the re-marketing period of the bonds secured by the property, through the date of the property's sale. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices were not available for the Partnership's financial instruments, fair values were based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, would not have been realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) Cash and cash equivalents included all unrestricted, highly liquid investments with an original maturity of three months or less.

(i) The Joint Venture was not liable for Federal income taxes and each partner recognized its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes was made in the financial statements of the Joint Venture.

3. Joint Venture Agreement:

The Joint Venture was organized in April 1987 and provided for Redwood Associates, an Illinois limited partnership, and Sequoia Shores, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). In
June 1987, the Joint Venture acquired a 70% general partnership interest in RSAA, an existing California limited partnership which owned the Redwood Shores Apartments in Redwood City, California. Redwood Associates was owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF"). An affiliate of the General Partner of BGF manages the business activities of Sequoia Shores, Inc.

The Joint Venture Agreement provided that each Partner had a participation percentage of 50% in the Joint Venture. Each item of income, gain, loss, deduction or credit for each year was allocated to the Partners in accordance with their respective participation percentages. Joint Venture distributions from all sources were made to the Partners in accordance with their respective participation percentages.

During 1996, the Joint Venture distributed $9,465,975 to its Partners.

4. Mortgage Note Payable:

RSAA assumed a $28,000,000 loan (the "Bond Loan") funded from the proceeds of the sale of Multi-Family Housing Revenue Bonds, Series 1985B, issued by the City of Redwood City, California, consisting of $2,370,000 in serial bonds and $25,630,000 in term bonds. The Bond Loan is collateralized by a mortgage on the Redwood Shores apartment complex. The serial bonds were fully repaid in 1995. In October 1995, RSAA completed the re-marketing of the $25,630,000 term bonds. The principal and bond reserve were unchanged and the interest rate was reduced from 8.75% to 5.20%. The principal was initially amortized by $200,000 semi-annually. The semi-annual amortization subsequently increased by $10,000 or $15,000 for each six-month period thereafter through the sale date. RSAA paid refinancing fees of $320,000 and Redwood Partners paid legal fees of $39,213 in connection with the re-marketing.

Redwood Shores was sold in 1996, and the purchaser assumed the mortgage note payable. The bond reserve of $2,478,000, which was established with proceeds from the Bond Loan, was credited to RSAA at the sale of the property. Pursuant to the loan agreement, these amounts were invested in short-term investments and interest earned thereon accumulated to the benefit of RSAA and was applied against the debt service payments on the Bond Loan.

RSAA incurred and paid interest expense in 1996, 1995 and 1994 on the Bond Loan of $1,012,566, $2,047,003 and $2,290,644, respectively.

5. Management and Guarantee Agreement:

An affiliate of the seller, the limited partner of RSAA, was managing the property for a fee of 4% of gross rental receipts prior to its sale. The management agreement extended through the sale date of the property. In addition, Redwood Partners received a management fee of 1% of gross rental income plus $10,000 from RSAA.

6. Tax Accounting:

The Joint Venture kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which were prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $2,775,790 less than the tax income of the Joint Venture for the same period.

7. Property Sale:

In September 1996, RSAA sold the Redwood Shore Apartments in an all cash sale for $37,000,000. The purchaser took title subject to the existing first mortgage loan in the amount of $25,220,000. From the proceeds of the sale, RSAA paid $43,728 in selling costs. The basis of the property was $21,132,410 which is net of accumulated depreciation of $7,853,866. For financial statement purposes, the Joint Venture recognized a gain of $15,823,862 from the sale of this property.

8. Extraordinary Item:

In connection with the sale of Redwood Shores Apartments, the Joint Venture wrote off the remaining unamortized deferred financing fees related to the loan which collateralized the property in the amount of $287,369. This amount was recognized as an extraordinary item and was classified as debt extinguishment expense.

9. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 were as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximated fair value.

Mortgage Note Payable: The fair value for the Joint Venture's mortgage note payable was $22,754,218 at December 31, 1995. The fair value of the mortgage note payable was estimated using discounted cash flow analysis based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities.