Form 10-Q
period 1997-03-31
BALCOR GROWTH FUND
filed 1997-05-13
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997             1996
                                               ------------     ------------
Cash and cash equivalents                    $   1,361,024    $   7,699,068
Accounts and accrued interest receivable             8,997           28,622
                                               ------------     ------------
                                             $   1,370,021    $   7,727,690
                                               ============     ============



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                              $      14,347
Due to affiliates                            $      19,488           20,430
                                               ------------     ------------
    Total liabilities                               19,488           34,777
                                               ------------     ------------

Commitments and contingencies

Limited Partners' capital (7,084 Interests
  issued and outstanding)                        1,350,533        7,692,913
                                               ------------     ------------
                                             $   1,370,021    $   7,727,690
                                               ============     ============









The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997             1996
                                               ------------     ------------
Income:
  Interest on short-term investments         $      43,282    $       1,311
  Participation in net income of joint
    ventures with affiliates                                         82,938
                                               ------------     ------------
    Total income                                    43,282           84,249
                                               ------------     ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                                        19,779
  Administrative                                    10,062           28,221
                                               ------------     ------------
    Total expenses                                  10,062           48,000
                                               ------------     ------------
Income before affiliate's participation
  in income from joint venture                      33,220           36,249

Affiliate's participation in income from
  joint venture                                                     (14,222)
                                               ------------     ------------
Net income                                   $      33,220    $      22,027
                                               ============     ============
Net income allocated to General Partner               None    $         220
                                               ============     ============
Net income allocated to Limited Partners     $      33,220    $      21,807
                                               ============     ============
Net income per Limited Partnership
  Interest (7,084 issued and outstanding)    $        4.69    $        3.08
                                               ============     ============
Distribution to Limited Partners             $   6,375,600    $        None
                                               ============     ============
Distribution per Limited Partnership
  Interest (7,084 issued and outstanding)    $      900.00    $        None
                                               ============     ============




The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997             1996
                                               ------------     ------------
Operating activities:
  Net income                                 $      33,220    $      22,027
  Adjustments to reconcile net income to net
    cash provided by or used in operating
    activities:
      Affiliate's participation in income
        from joint venture                                           14,222
      Participation in net income of joint
        ventures with affiliates                                    (82,938)
      Net change in:
        Accounts receivable                         19,625          (26,830)
        Accounts payable                           (14,347)          (4,480)
        Due to affiliates                             (942)          24,032
                                               ------------     ------------
  Net cash provided by or (used in) operating
    activities                                      37,556          (53,967)
                                               ------------     ------------

Financing activity:
  Distribution to Limited Partners              (6,375,600)
                                               ------------
  Cash used in financing activity               (6,375,600)
                                               ------------

Net change in cash and cash equivalents         (6,338,044)         (53,967)

Cash and cash equivalents at beginning of
  period                                         7,699,068          139,880
                                               ------------     ------------
Cash and cash equivalents at end of period   $   1,361,024    $      85,913
                                               ============     ============










The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

A reclassification has been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership held joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in 1996. The Partnership distributed a majority of the proceeds in January 1997 to Limited Partners and retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:


                                        Paid       Payable
                                    ------------  ---------
  Reimbursement of expenses to
     the General Partner, at cost      $3,339      $19,488

During 1996, the General Partner loan of $1,118,145 and accrued interest thereon of $134,900 were fully repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments. During the quarter ended March 31, 1996, the Partnership incurred interest expense of $19,779. The Partnership paid no interest expense during the quarter ended March 31, 1996. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. This rate varied between 5.76% and 6.34% during 1996, prior to the repayment.

4. Contingency:

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership were primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes both of which were sold in September 1996. As a result, the Partnership's participation in net income of joint ventures with affiliates ceased during 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

As a result of higher cash balances due to the retention of a portion of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments, the Partnership generated higher interest income on short-term investments in 1997 as compared to 1996.

The Partnership participated in the operations of the Post Lake and Redwood Shores apartment complexes prior to the sale of both properties in September 1996. In addition, an affiliate participated in the operations of Post Lake Apartments prior to its sale. As a result of the sales, the Partnership's participation in net income of joint ventures with affiliates and affiliate's participation in income from joint venture ceased during 1996.

The Partnership incurred interest expense on the short-term loan from an affiliate prior to its repayment in September 1996.

Primarily as a result of lower portfolio management fees and printing and postage costs, administrative expenses decreased during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $6,338,000 as of March 31, 1997 as compared to December 31, 1996 primarily due to the distribution to Limited Partners in January 1997 of the proceeds received from the sales of Post Lake Apartments and Redwood Shores Apartments. The cash flow provided by operating activities of approximately $38,000 consisted of interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. The financing activity consisted of a $6,375,600 distribution to Limited Partners in January 1997.

The Partnership made a distribution of $6,375,600 ($900.00 per Interest) to Limited Partners in January 1997 from the proceeds received in connection with the sales of Post Lake Apartments and Redwood Shores Apartments. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, investors have received distributions totaling $900.00 per Interest. Of this amount, $45.00 per Interest represents a distribution of Net Cash Receipts and $855.00 per Interest represents a distribution of Net Cash Proceeds. In addition, Limited Partners have received certain tax benefits since the beginning of the Partnership. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

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


(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                     for the quarter ended March 31, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   1,055,889
  Interest on short-term investments                      4,721
                                                    ------------
    Total income                                      1,060,610
                                                    ------------

Expenses:
  Interest on mortgage note payable                     350,937
  Depreciation                                          163,323
  Amortization of deferred expenses                       5,495
  Property operating                                    323,259
  Real estate taxes                                      61,572
  Property management fees                               44,681
  Administrative                                          1,222
                                                    ------------
    Total expenses                                      950,489
                                                    ------------
Net income                                        $     110,121
                                                    ============













The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                     for the quarter ended March 31, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
  Net income                                      $     110,121
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property                          163,323
      Amortization of deferred expenses                   5,495
      Net change in:
        Escrow deposits                                 (61,458)
        Accounts receivable                               4,004
        Accounts payable                                   (615)
        Accrued real estate taxes                        61,572
        Security deposits                                (7,775)
                                                    ------------
  Net cash provided by operating activities             274,667
                                                    ------------

Financing activity:
  Principal payments on mortgage note payable           (58,466)
                                                    ------------
  Cash used in financing activity                       (58,466)
                                                    ------------

Net change in cash and cash equivalents                 216,201

Cash and cash equivalents at beginning of
  period                                                229,555
                                                    ------------
Cash and cash equivalents at end of period        $     445,756
                                                    ============












The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Atlanta Lakes Joint Venture (the "Joint Venture") was engaged solely in the operation of residential real estate located in Atlanta, Georgia (Post Lake Apartments). Post Lake Apartments was sold in September 1996. The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the quarter ended March 31, 1996, the Joint Venture incurred and paid interest expense on the mortgage note payable of $350,937.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                     for the quarter ended March 31, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $     943,717
  Interest on short-term investments                     52,745
                                                    ------------
    Total income                                        996,462
                                                    ------------

Expenses:
  Interest on mortgage note payable                     348,190
  Depreciation                                          182,663
  Amortization of deferred expenses                      17,960
  Property operating                                    274,211
  Real estate taxes                                      75,588
  Property management fees                               37,723
  Administrative                                          4,373
                                                    ------------
    Total expenses                                      940,708
                                                    ------------
Net income                                        $      55,754
                                                    ============













The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                     for the quarter ended March 31, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
  Net income                                      $      55,754
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of property                          182,663
      Amortization of deferred expenses                  17,960
      Net change in:
        Accounts receivable                            (229,531)
        Accounts payable                                 (3,710)
        Accrued real estate taxes                        75,588
        Security deposits                                   335
                                                    ------------
  Net cash provided by operating activities              99,059
                                                    ------------

Financing activity:
  Principal payments on mortgage note payable          (100,000)
                                                    ------------
  Cash used in financing activity                      (100,000)
                                                    ------------

Net change in cash and cash equivalents                    (941)

Cash and cash equivalents at beginning of
  period                                                  7,025
                                                    ------------
Cash and cash equivalents at end of period        $       6,084
                                                    ============












The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Redwood Partners (the "Joint Venture") was engaged solely in the operation of residential real estate located in the Redwood City, California market (Redwood Shores Apartments). Redwood Shores Apartments was sold in September 1996. The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the quarter ended March 31, 1996, the joint venture which owned Redwood Shores Apartments incurred and paid interest expense on the mortgage note payable of $348,190.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XX, the General Partner


Date: May 13, 1997
      -----------------