Form 10-Q
period 1997-06-30
BALCOR GROWTH FUND
filed 1997-08-06
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                              ------------    ------------
Cash and cash equivalents                   $   1,345,657   $   7,699,068
Accounts and accrued interest receivable            6,200          28,622
                                              ------------    ------------
                                            $   1,351,857   $   7,727,690
                                              ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $      14,347
Due to affiliates                           $      17,413          20,430
                                              ------------    ------------
    Total liabilities                              17,413          34,777
                                              ------------    ------------

Commitments and contingencies

Limited Partners' capital (7,084 Interests
  issued and outstanding)                       1,334,444       7,692,913
General Partner's capital                            None            None
                                              ------------    ------------
Total partners' capital                         1,334,444       7,692,913
                                              ------------    ------------
                                            $   1,351,857   $   7,727,690
                                              ============    ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                              ------------    ------------
Income:
  Interest on short-term investments        $      61,496   $       2,556
  Participation in net income of joint
    ventures with affiliates                                      113,950
                                              ------------    ------------
    Total income                                   61,496         116,506
                                              ------------    ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                                      39,329
  Administrative                                   44,365          65,799
                                              ------------    ------------
    Total expenses                                 44,365         105,128
                                              ------------    ------------
Income before affiliate's participation
  in income from joint venture                     17,131          11,378

Affiliate's participation in income from
  joint venture                                                   (22,006)
                                              ------------    ------------
Net income (loss)                           $      17,131   $     (10,628)
                                              ============    ============
Net (loss) allocated to General Partner              None   $        (106)
                                              ============    ============
Net income (loss) allocated to Limited
  Partners                                  $      17,131   $     (10,522)
                                              ============    ============
Net income (loss) per Limited Partnership
  Interest (7,084 issued and outstanding)   $        2.42   $       (1.49)
                                              ============    ============
Distribution to Limited Partners            $   6,375,600            None
                                              ============    ============
Distribution per Limited Partnership
  Interest (7,084 issued and outstanding)   $      900.00            None
                                              ============    ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                              ------------    ------------
Income:
  Interest on short-term investments        $      18,214   $       1,245
  Participation in net income of joint
    ventures with affiliates                                       31,012
                                              ------------    ------------
    Total income                                   18,214          32,257
                                              ------------    ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                                      19,550
  Administrative                                   34,303          37,578
                                              ------------    ------------
    Total expenses                                 34,303          57,128
                                              ------------    ------------
Loss before affiliate's participation
  in income from joint venture                    (16,089)        (24,871)

Affiliate's participation in income from
  joint venture                                                    (7,784)
                                              ------------    ------------
Net loss                                    $     (16,089)  $     (32,655)
                                              ============    ============
Net loss allocated to General Partner                None   $        (327)
                                              ============    ============
Net loss allocated to Limited Partners      $     (16,089)  $     (32,328)
                                              ============    ============
Net loss per Limited Partnership
  Interest (7,084 issued and outstanding)   $       (2.27)  $       (4.56)
                                              ============    ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                              ------------    ------------
Operating activities:
  Net income (loss)                         $      17,131   $     (10,628)
  Adjustments to reconcile net income (loss)
    to net cash provided by or (used in)
    operating activities:
      Affiliate's participation in income
        from joint venture                                         22,006
      Participation in net income of joint
        ventures with affiliates                                 (113,950)
      Net change in:
        Accounts receivable                        22,422         (30,001)
        Accounts payable                          (14,347)         (4,480)
        Due to affiliates                          (3,017)        (54,744)
                                              ------------    ------------
  Net cash provided by or (used in) operating
    activities                                     22,189        (191,797)
                                              ------------    ------------

Investing activity:
  Distribution from joint venture
    with an affiliate                                             200,000
                                                              ------------
  Cash provided by investing activity                             200,000
                                                              ------------

Financing activities:
  Distribution to joint venture
    partner - affiliate                                           (51,660)
  Distribution to Limited Partners             (6,375,600)
                                              ------------    ------------
  Cash used in financing activities            (6,375,600)        (51,660)
                                              ------------    ------------

Net change in cash and cash equivalents        (6,353,411)        (43,457)

Cash and cash equivalents at beginning of
  period                                        7,699,068         139,880
                                              ------------    ------------
Cash and cash equivalents at end of period  $   1,345,657   $      96,423
                                              ============    ============


The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) A reclassification has been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:
                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost     $12,737      $9,398       $17,413

During September 1996, the General Partner loan of $1,118,145 and accrued interest thereon of $134,900 were fully repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments. During the six months ended June 30, 1996, the Partnership incurred and paid interest expense of $39,329 and $100,000, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. This rate varied between 5.76% and 6.34% during 1996, prior to the repayment.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership were primarily comprised of the Partnership's participation in the operations of the Post Lake and Redwood Shores apartment complexes, both of which were sold in September 1996. As a result, the Partnership's participation in net income of joint ventures with affiliates ceased during 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

As a result of higher cash balances due to the retention of a portion of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments, the Partnership generated higher interest income on short-term investments in 1997 as compared to 1996.

The Partnership participated in the operations of the Post Lake and Redwood Shores apartment complexes prior to the sale of both properties in September 1996. In addition, an affiliate participated in the operations of Post Lake Apartments prior to its sale. As a result of the two property sales, the Partnership's participation in net income of joint ventures with affiliates and affiliate's participation in income from joint venture ceased during 1996.

The Partnership incurred interest expense on the short-term loan from an affiliate prior to its repayment in September 1996.

Primarily as a result of lower portfolio management fees, administrative expenses decreased during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $6,353,000 as of June 30, 1997 as compared to December 31, 1996 primarily due to the distribution to Limited Partners in January 1997 of a majority of the proceeds received from the sales of Post Lake Apartments and Redwood Shores Apartments. The cash flow provided by operating activities of approximately $22,000 consisted of interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. The financing activity consisted of a $6,375,600 distribution to Limited Partners in January 1997.

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


(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                    for the six months ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   2,117,080
  Interest on short-term investments                     12,385
                                                    ------------
    Total income                                      2,129,465
                                                    ------------

Expenses:
  Interest on mortgage note payable                     700,511
  Depreciation                                          326,646
  Amortization of deferred expenses                      10,990
  Property operating                                    699,658
  Real estate taxes                                     123,143
  Property management fees                               89,696
  Administrative                                          8,432
                                                    ------------
    Total expenses                                    1,959,076
                                                    ------------
Net income                                        $     170,389
                                                    ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                      for the quarter ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   1,061,191
  Interest on short-term investments                      7,664
                                                    ------------
    Total income                                      1,068,855
                                                    ------------

Expenses:
  Interest on mortgage note payable                     349,574
  Depreciation                                          163,323
  Amortization of deferred expenses                       5,495
  Property operating                                    376,399
  Real estate taxes                                      61,571
  Property management fees                               45,015
  Administrative                                          7,210
                                                    ------------
    Total expenses                                    1,008,587
                                                    ------------
Net income                                        $      60,268
                                                    ============


The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                    for the six months ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
  Net income                                      $     170,389
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property                          326,646
      Amortization of deferred expenses                  10,990
      Net change in:
        Escrow deposits                                (122,916)
        Accounts receivable                             218,300
        Accounts payable                                  2,196
        Accrued real estate taxes                       123,143
        Security deposits                                (8,543)
                                                    ------------
  Net cash provided by operating activities             720,205
                                                    ------------

Financing activities:
  Distribution to Joint Venture Partners               (400,000)
  Principal payments on mortgage note payable          (118,294)
                                                    ------------
  Cash used in financing activities                    (518,294)
                                                    ------------

Net change in cash and cash equivalents                 201,911

Cash and cash equivalents at beginning of
  period                                                229,555
                                                    ------------
Cash and cash equivalents at end of period        $     431,466
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

2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the six months ended June 30, 1996, the Joint Venture incurred and paid interest expense on the mortgage note payable of $700,511.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                    for the six months ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   1,934,247
  Interest on short-term investments                     98,623
                                                    ------------
    Total income                                      2,032,870
                                                    ------------

Expenses:
  Interest on mortgage note payable                     693,780
  Depreciation                                          365,325
  Amortization of deferred expenses                      35,921
  Property operating                                    627,835
  Real estate taxes                                     151,177
  Property management fees                               82,522
  Administrative                                         18,797
                                                    ------------
    Total expenses                                    1,975,357
                                                    ------------
Net income                                        $      57,513
                                                    ============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                     for the quarter ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $     990,530
  Interest on short-term investments                     45,878
                                                    ------------
    Total income                                      1,036,408
                                                    ------------

Expenses:
  Interest on mortgage note payable                     345,590
  Depreciation                                          182,662
  Amortization of deferred expenses                      17,961
  Property operating                                    353,624
  Real estate taxes                                      75,589
  Property management fees                               44,799
  Administrative                                         14,424
                                                    ------------
    Total expenses                                    1,034,649
                                                    ------------
Net income                                        $       1,759
                                                    ============


The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                    for the six months ended June 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
  Net income                                      $      57,513
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of property                          365,325
      Amortization of deferred expenses                  35,921
      Net change in:
        Accounts receivable                            (247,896)
        Accounts payable                                 (1,004)
        Security deposits                                   565
                                                    ------------
  Net cash provided by operating activities             210,424
                                                    ------------

Financing activity:
  Principal payments on mortgage note payable          (205,000)
                                                    ------------
  Cash used in financing activity                      (205,000)
                                                    ------------

Net change in cash and cash equivalents                   5,424

Cash and cash equivalents at beginning of
  period                                                  7,025
                                                    ------------
Cash and cash equivalents at end of period        $      12,449
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

2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the six months ended June 30, 1996, the joint venture which owned Redwood Shores Apartments incurred and paid interest expense on the mortgage note payable of $693,780.

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


Date:  August 6, 1997
      -----------------