Form 10-Q
period 1997-09-30
BALCOR GROWTH FUND
filed 1997-11-03
CIK 792334

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                              ------------    ------------
Cash and cash equivalents                   $   1,341,745   $   7,699,068
Accounts and accrued interest receivable            6,056          28,622
                                              ------------    ------------
                                            $   1,347,801   $   7,727,690
                                              ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $         580   $      14,347
Due to affiliates                                  16,181          20,430
                                              ------------    ------------
    Total liabilities                              16,761          34,777
                                              ------------    ------------

Commitments and contingencies

Limited Partners' capital (7,084 Interests
  issued and outstanding)                       1,331,040       7,692,913
General Partner's capital                            None            None
                                              ------------    ------------
Total partners' capital                         1,331,040       7,692,913
                                              ------------    ------------
                                            $   1,347,801   $   7,727,690
                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                              ------------    ------------
Income:
  Interest on short-term investments        $      79,433   $      33,020
  Participation in income of joint
    ventures with affiliates before
    extraordinary item                                          9,787,737
                                              ------------    ------------
    Total income                                   79,433       9,820,757
                                              ------------    ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                                      55,852
  Administrative                                   65,706          94,297
                                              ------------    ------------
    Total expenses                                 65,706         150,149
                                              ------------    ------------
Income before affiliate's participation
  in income from joint venture and
  extraordinary item                               13,727       9,670,608

Affiliate's participation in income from
  joint venture                                                (1,162,319)
                                              ------------    ------------
Income before extraordinary item                   13,727       8,508,289

Extraordinary item:
  Participation in debt extinguishment
    expense with affiliates                                      (275,190)
                                              ------------    ------------
Net income                                  $      13,727   $   8,233,099
                                              ============    ============
Income before extraordinary item allocated
  to General Partner                                 None   $      67,807
                                              ============    ============
Income before extraordinary item allocated
  to Limited Partners                       $      13,727   $   8,440,482
                                              ============    ============
Income before extraordinary item per Limited
  Partnership Interest (7,084 issued and
  outstanding)                              $        1.94   $    1,191.49
                                              ============    ============

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997            1996
                                              ------------    ------------
Extraordinary item allocated to General
  Partner                                                   $      (2,752)
                                                              ============
Extraordinary item allocated to Limited
  Partners                                                  $    (272,438)
                                                              ============
Extraordinary item per Limited Partnership
  Interest (7,084 issued and outstanding)                   $      (38.46)
                                                              ============
Net income allocated to General
  Partner                                            None   $      65,055
                                              ============    ============
Net income allocated to Limited Partners    $      13,727   $   8,168,044
                                              ============    ============
Net income per Limited Partnership
  Interest (7,084 issued and outstanding)   $        1.94   $    1,153.03
                                              ============    ============
Distribution to Limited Partners            $   6,375,600            None
                                              ============    ============
Distribution per Limited Partnership
  Interest (7,084 issued and outstanding)   $      900.00            None
                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                              ------------    ------------
Income:
  Interest on short-term investments        $      17,937   $      30,464
  Participation in income of joint
    ventures with affiliates before
    extraordinary item                                          9,673,787
                                              ------------    ------------
    Total income                                   17,937       9,704,251
                                              ------------    ------------

Expenses:
  Interest on short-term loan from an
    affiliate                                                      16,523
  Administrative                                   21,341          28,498
                                              ------------    ------------
    Total expenses                                 21,341          45,021
                                              ------------    ------------
(Loss) income before affiliate's participation
  in income from joint venture and
  extraordinary item                               (3,404)      9,659,230

Affiliate's participation in income from
  joint venture                                                (1,140,313)
                                              ------------    ------------
(Loss) income before extraordinary item            (3,404)      8,518,917

Extraordinary item:
  Participation in debt extinguishment
    expense with affiliates                                      (275,190)
                                              ------------    ------------
Net (loss) income                           $      (3,404)  $   8,243,727
                                              ============    ============
Income before extraordinary item
  allocated to General Partner                       None   $      67,913
                                              ============    ============
(Loss) income before extraordinary item
  allocated to Limited Partners             $      (3,404)  $   8,451,004
                                              ============    ============
(Loss) income before extraordinary item per
 Limited Partnership Interest (7,084 issued
 and outstanding)                          $       (0.48)  $    1,192.97
                                              ============    ============

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997            1996
                                              ------------    ------------
Extraordinary item allocated to General
  Partner                                                   $      (2,752)
                                                              ============
Extraordinary item allocated to Limited
  Partners                                                  $    (272,438)
                                                              ============
Extraordinary item per Limited Partnership
  Interest (7,084 issued and outstanding)                   $      (38.46)
                                                              ============
Net income allocated to General
  Partner                                            None   $      65,161
                                              ============    ============
Net (loss) income allocated to Limited
  Partners                                  $      (3,404)  $   8,178,566
                                              ============    ============
Net (loss) income per Limited Partnership
  Interest (7,084 issued and outstanding)   $       (0.48)  $    1,154.51
                                              ============    ============

   The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                              ------------    ------------
Operating activities:
  Net income                                $      13,727   $   8,233,099
  Adjustments to reconcile net income
    to net cash provided by or (used in)
    operating activities:
     Affiliate's participation in income
        from joint venture                                      1,162,319
      Participation in income of joint
        ventures with affiliates                               (9,787,737)
      Participation in debt extinguishment
        expense with an affiliate                                 275,190
      Net change in:
        Accounts receivable                        22,566         (69,863)
        Accounts payable                          (13,767)         (1,317)
        Due to affiliates                          (4,249)       (170,442)
                                              ------------    ------------
  Net cash provided by or (used in) operating
    activities                                     18,277        (358,751)
                                              ------------    ------------
Investing activity:
  Distributions from joint venture
    with an affiliate                                           5,256,096
                                                              ------------
  Cash provided by investing activity                           5,256,096
                                                              ------------
Financing activities:
  Deemed distribution to Limited Partners                        (139,010)
  Distributions to joint venture
    partner - affiliate                                        (1,309,239)
  Deemed distribution to joint venture
    partner - affiliate                                           (48,411)
  Repayment of loan payable - affiliate                        (1,118,145)
  Distribution to Limited Partners             (6,375,600)
                                              ------------    ------------
  Cash used in financing activities            (6,375,600)     (2,614,805)
                                              ------------    ------------

Net change in cash and cash equivalents        (6,357,323)      2,282,540

Cash and cash equivalents at beginning of
  period                                        7,699,068         139,880
                                              ------------    ------------
Cash and cash equivalents at end of period  $   1,341,745   $   2,422,420
                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes.

(b) The Partnership has restated net income for the nine months and quarter ended September 30, 1996 as a result of the state withholding taxes paid in connection with the sale of Post Lake Apartments, in which the Partnership held a joint venture interest. Such amounts had previously been recorded as an expense of the sale and were included in participation in income of joint ventures with affiliates. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(c) A reclassification has been made to the previously reported 1996 statements. This reclassification has not changed the 1996 results.

(d) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership held joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in 1996. The Partnership distributed a majority of the proceeds in January 1997 to Limited Partners and retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $19,084       $6,347        $16,181

During September 1996, the General Partner loan of $1,118,145 and accrued interest thereon of $134,900 were fully repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments. During the nine months ended September 30, 1996, the Partnership incurred and paid interest expense of $55,852 and $234,900, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. This rate varied between 5.76% and 6.34% during 1996, prior to the repayment.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership were primarily comprised of participation in the operations of the Post Lake and Redwood Shores apartment complexes. Both of the properties were sold in September 1996 and the Partnership recognized its share of the gains on the sales. As a result, net income decreased during the nine months ended September 30, 1997 as compared to the same period in 1996 and a net loss was recognized during the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

The Partnership invested the proceeds from the September 1996 sales of Post Lake Apartments and Redwood Shores Apartments until January 1997 when a majority of the sales proceeds was distributed to Limited Partners. A portion of the sales proceeds has been retained by the Partnership. The timing of the property sales and subsequent distribution resulted in higher average cash balances during the nine months ended September 30, 1997 and lower average cash balances during the quarter ended September 30, 1997 as compared to the same periods in 1996. As a result, interest income on short-term investments increased during the nine months ended September 30, 1997 and decreased during the quarter ended September 30, 1997 as compared to the same periods in 1996.

The Partnership participated in the operations of the Post Lake and Redwood Shores apartment complexes prior to the sale of both properties in September

1996. The Partnership also recognized its share of the gains on the sales of he properties in the third quarter of 1996. In addition, an affiliate participated in the operations of Post Lake Apartments prior to its sale and recognized its share of the gain on the sale of the property. As a result of the two property sales, the Partnership's participation in net income of joint ventures with affiliates and affiliate's participation in income from joint venture ceased during 1996.

The Partnership incurred interest expense on the short-term loan from an affiliate prior to its repayment in September 1996.

Primarily as a result of lower accounting and portfolio management fees, administrative expenses decreased during 1997 as compared to 1996.

During the third quarter of 1996, the Partnership recognized its share of extraordinary debt extinguishment expenses related to the sales of the Redwood Shores Apartments and Post Lake Apartments of approximately $93,000 and $182,000, respectively.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $6,357,000 as of September 30, 1997 as compared to December 31, 1996 primarily due to the distribution to Limited Partners in January 1997 of a majority of the proceeds received from the sales of Post Lake Apartments and Redwood Shores Apartments. The cash flow provided by operating activities of approximately $18,000 consisted of interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. The financing activity consisted of a $6,375,600 distribution to Limited Partners in January 1997.

The Partnership made a distribution of $6,375,600 ($900.00 per Interest) to Limited Partners in January 1997 from the proceeds received in connection with the sales of Post Lake Apartments and Redwood Shores Apartments. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the nine months ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   3,028,138
  Interest on short-term investments                     17,256
                                                    ------------
    Total income                                      3,045,394
                                                    ------------

Expenses:
  Interest on mortgage note payable                   1,006,193
  Depreciation                                          467,149
  Amortization of deferred expenses                      16,485
  Property operating                                  1,180,008
  Real estate taxes                                     183,377
  Property management fees                              133,782
  Administrative                                         11,496
                                                    ------------
    Total expenses                                    2,998,490
                                                    ------------
Income before gain on sale of property and
  extraordinary item                                     46,904
Gain on sale of property                              9,295,496
                                                    ------------
Income before extraordinary item                      9,342,400
Extraordinary item:
  Debt extinguishment expense                          (365,668)
                                                    ------------
Net income                                        $   8,976,732
                                                    ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                   for the quarter ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $     911,058
  Interest on short-term investments                      4,871
                                                    ------------
    Total income                                        915,929
                                                    ------------

Expenses:
  Interest on mortgage note payable                     305,682
  Depreciation                                          140,503
  Amortization of deferred expenses                       5,495
  Property operating                                    480,350
  Real estate taxes                                      60,234
  Property management fees                               44,086
  Administrative                                          3,064
                                                    ------------
    Total expenses                                    1,039,414
                                                    ------------
Loss before gain on sale of property and
  extraordinary item                                   (123,485)
Gain on sale of property                              9,295,496
                                                    ------------
Income before extraordinary item                      9,172,011
Extraordinary item:
  Debt extinguishment expense                          (365,668)
                                                    ------------
Net income                                        $   8,806,343
                                                    ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                 for the nine months ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
   Net income                                      $   8,976,732
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Extraordinary item:
        Debt extinguishment expense                      12,821
      Gain on sale of property                       (9,295,496)
      Depreciation of property                          467,149
      Amortization of deferred expenses                  16,485
      Net change in:
        Escrow deposits                                  80,257
        Accounts receivable                            (270,798)
        Accounts payable                                   (902)
        Security deposits                              (109,891)
                                                    ------------
  Net cash used in operating activities                (123,643)
                                                    ------------

Investing activities:
  Proceeds from sale of property                     26,600,000
  Payment of selling costs                             (303,000)
                                                    ------------
  Net cash provided by investing activities          26,297,000
                                                    ------------

Financing activities:
  Distributions to joint venture partners           (10,137,351)
  Deemed distribution to joint venture partners        (374,841)
  Repayment of mortgage note payable                (15,036,078)
  Principal payments on mortgage note payable          (158,952)
                                                    ------------
  Cash used in financing activities                 (25,707,222)
                                                    ------------

Net change in cash and cash equivalents                 466,135

Cash and cash equivalents at beginning of
  period                                                229,555
                                                    ------------
Cash and cash equivalents at end of period        $     695,690
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

2. Accounting Policies:

(a) The Joint Venture has restated net income for the nine months and quarter ended September 30, 1996 as a result of the state withholding taxes paid in connection with the sale of Post Lake Apartments. Such amounts had previously been recorded as an expense of the sale. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(b) A reclassification has been made to the previously reported 1996 statements. This reclassification has not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the nine months ended September 30, 1996, the Joint Venture incurred and paid interest expense on the mortgage note payable of $1,006,193.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the nine months ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $   2,797,528
  Interest on short-term investments                    164,083
                                                    ------------
    Total income                                      2,961,611
                                                    ------------

Expenses:
  Interest on mortgage note payable                   1,012,566
  Depreciation                                          524,446
  Amortization of deferred expenses                      53,883
  Property operating                                    905,590
  Real estate taxes                                     218,475
  Property management fees                              122,614
  Administrative                                         27,599
                                                    ------------
    Total expenses                                    2,865,173
                                                    ------------

Income before gain on sale of property, seller's
  participation in joint venture and extraordinary
  item                                                   96,438
Gain on sale of property                             15,823,862
Seller's participation in income of joint venture    (5,584,570)
                                                    ------------
Income before extraordinary item                     10,335,730
Extraordinary item:
  Debt extinguishment expense                          (287,369)
                                                    ------------
Net income                                        $  10,048,361
                                                    ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                   for the quarter ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Income:
  Rental and service                              $     863,281
  Interest on short-term investments                     65,460
                                                    ------------
    Total income                                        928,741
                                                    ------------

Expenses:
  Interest on mortgage note payable                     318,786
  Depreciation                                          159,121
  Amortization of deferred expenses                      17,962
  Property operating                                    277,755
  Real estate taxes                                      67,298
  Property management fees                               40,092
  Administrative                                          8,802
                                                    ------------
    Total expenses                                      889,816
                                                    ------------

Income before gain on sale of property, seller's
  participation in joint venture and extraordinary
  item                                                   38,925
Gain on sale of property                             15,823,862
Seller's participation in income of joint venture    (5,584,570)
                                                    ------------
Income before extraordinary item                     10,278,217
Extraordinary item:
  Debt extinguishment expense                          (287,369)
                                                    ------------
Net income                                        $   9,990,848
                                                    ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                            STATEMENT OF CASH FLOWS
                 for the nine months ended September 30, 1996
                                  (Unaudited)

                                                        1996
                                                    ------------
Operating activities:
  Net income                                      $  10,048,361
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment expense                     287,369
      Gain on sale of property                      (15,823,862)
      Seller's participation in income from
        joint venture                                 5,584,570
      Depreciation of property                          524,446
      Amortization of deferred expenses                  53,883
      Net change in:
        Accounts receivable                            (414,657)
        Accounts payable                                 17,463
        Security deposits                              (113,213)
                                                    ------------
  Net cash provided by operating activities             164,360
                                                    ------------

Investing activities:
  Proceeds from sale of property                     11,780,000
  Payment of selling costs                              (43,728)
                                                    ------------
  Net cash provided by investing activities          11,736,272
                                                    ------------

Financing activities:
  Refund of bond reserve                              2,478,000
  Principal payments on mortgage note payable          (310,000)
                                                    ------------
  Net cash provided by financing activities           2,168,000
                                                    ------------

Net change in cash and cash equivalents              14,068,632

Cash and cash equivalents at beginning of
  period                                                  7,025
                                                    ------------
Cash and cash equivalents at end of period        $  14,075,657
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

2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation were made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments were of a normal and recurring nature.

3. Interest Expense:

During the nine months ended September 30, 1996, the joint venture which owned Redwood Shores Apartments incurred and paid interest expense on the mortgage note payable of $1,012,566.

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


Date: November 3, 1997
      -----------------