Form 10-K
period 1997-12-31
BALCOR GROWTH FUND
filed 1998-03-17
CIK 792334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Registrant") is a limited partnership formed in August 1985 under the laws of the State of Illinois. The Registrant raised $7,084,000 from sales of Limited Partnership Interests. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire joint venture interests in Redwood Shores Apartments and Post Lake Apartments, both of which were sold in 1996. In January 1997, the available proceeds from the sales were distributed to Limited Partners.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, the Registrant will be dissolved. The Registrant has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". There are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Registrant, and on March 10, 1998, the Registrant's registration under the Securities Exchange Act of 1934 was terminated and the Registrant was dissolved.

The officers and employees of Balcor Partners-XX, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant no longer owns any joint venture interests in real estate properties.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

The Registrant was terminated in the State of Illinois on March 10, 1998.
On March 10, 1998, the Registrant's registration under the Securities Exchange Act of 1934 was terminated.

For information regarding distributions, see Financial Statements, Statements of Partners' Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 688.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    -----------  ---------- ----------  ----------  ----------

Total income           $109,561  $9,968,437    $(7,816)  $(299,072)  $(318,125)
(Loss) income before
 extraordinary items    (39,643)  8,604,175   (224,813)   (479,754)   (436,167)
Net (loss) income       (39,643)  8,316,056   (224,813)   (479,754)   (436,167)
Net (loss) income
  per Limited Part-
  nership Interest-
  Basic and Diluted      (5.60)   1,164.74     (31.42)     (67.05)     (60.95)
Total assets          1,338,615   7,727,690  1,171,976   1,009,834   1,453,169
Distribution per
  Limited Partner-
  ship Interest         900.00(A)     None       None         None        None

(A) This amount includes a distribution of Original Capital of $855 per Limited Partnership Interest.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") during 1997 were primarily comprised of the payment of administrative expenses, which were partially offset by interest income on short-term investments. During 1996 and 1995, the operations of the Partnership were primarily comprised of participation in the operations of the Post Lake and Redwood Shores apartment complexes. As a result of gains recognized from the sales of the Post Lake and Redwood Shores apartment complexes in 1996, the Partnership generated significant net income during 1996 as compared to net losses in 1997 and 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

As a result of higher average cash balances during 1997, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership participated in the operations of the Post Lake and Redwood Shores apartment complexes prior to the sale of both properties in 1996. The Partnership also recognized its share of the gains on the sales of the properties in 1996. In addition, an affiliate participated in the operations of Post Lake Apartments prior to its sale and recognized its share of the gain on the sale of the property. As a result of the two property sales, the Partnership's participation in net income of joint ventures with affiliates and affiliate's participation in income from joint venture ceased during 1996.

The Partnership incurred interest expense on the short-term loan from an affiliate prior to its repayment in 1996.

During 1996, the Partnership recognized its share of extraordinary debt extinguishment expenses related to the sales of the Redwood Shores Apartments and Post Lake Apartments of approximately $105,000 and $183,000, respectively.

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

The seller's participation in the operations of Redwood Shores Apartments was equal to the distributions received or contributions made during any year. During 1996, the seller received its final distribution of partnership proceeds in accordance with the Partnership Agreement, while during 1995, the seller made contributions. As a result, the seller was allocated significant income in 1996 as compared to a loss in 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $6,379,000 as of December 31, 1997 as compared to December 31, 1996 primarily due to the distribution to Limited Partners in January 1997 of the available proceeds received from the sales of Post Lake Apartments and Redwood Shores Apartments. The cash flow used in operating activities of approximately $3,000 consisted of the payment of administrative expenses which was partially offset by interest income earned on short-term investments. The financing activity consisted of a $6,375,600 distribution to Limited Partners in January 1997. In March 1998, a final distribution of $1,277,670 was made to Limited Partners, as discussed below.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, the Partnership will be dissolved. As discussed above, the Partnership's interests in real estate were sold in 1996. The Partnership has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". There are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Partnership. After retaining approximately $61,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,277,670 ($180.36 per Interest) was made to the Limited Partners in March 1998, which represents all remaining cash reserves. The distribution consisted entirely of Net Cash Proceeds.

The Partnership was terminated in the State of Illinois on March 10, 1998. On March 10, 1998, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

Since inception, including the final distribution issued in March 1998, Limited Partners have received distributions totaling $1,080.36 per $1,000 Interest. Of this amount, $45.00 per Interest represents a distribution of Net Cash Receipts and $1,035.36 per Interest represents a distribution of Net Cash Proceeds. In addition, Limited Partners have received certain tax benefits since the inception of the Partnership. The General Partner did not receive any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997          December 31, 1996
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets           $1,338,615  $2,388,699    $7,727,690     $8,790,290
Partners' capital
  (deficit) accounts:
    General Partner          None     (9,904)          None           None
    Limited Partners    1,277,670   2,383,401     7,692,913      8,763,268
Net (loss) income:
    General Partner          None     (9,904)        65,055        803,831
    Limited Partners     (39,643)     (4,267)     8,251,001     10,741,714
    Per Limited
      Partnership
      Interest            (5.60)(A)    (0.60)      1,164.74(A)    1,516.33

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   John K. Powell, Jr.
Senior Managing Director, Chief         Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,185 in 1997 with respect to one of the executive officers and directors of Balcor Partners-XX, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owned of record or is known by the Registrant to have owned beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Partners-XX nor its officers and partners owned as a group or individually any Limited Partnership Interests of the Registrant.

Relatives of the officers and affiliates of the partners of the General Partner did not own any Interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-------------------------------------------

(a)
(1 & 2) See the Index to the Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR GROWTH FUND
                         A REAL ESTATE INVESTMENT FOR CAPITAL
                         APPRECIATION

                         By:/s/Jayne A. Kosik
                             ---------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of
                             Balcor Partners-XX, the
                             General Partner

Date: March 17, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XX,
/s/Thomas E. Meador      the General Partner               March 17, 1998
----------------------                                     --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         of Balcor Partners-XX,
/s/Jayne A. Kosik        the General Partner               March 17, 1998
----------------------                                     --------------
   Jayne A. Kosik

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Growth Fund A Real Estate Investment for Capital Appreciation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its real estate interests, and accordingly has ceased operations and was dissolved on March 10, 1998.



                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 11, 1998

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                  1997            1996
                                              ------------    ------------
Cash and cash equivalents                   $   1,319,999   $   7,699,068
Accounts and accrued interest receivable           18,616          28,622
                                              ------------    ------------
                                            $   1,338,615   $   7,727,690
                                              ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      41,644   $      14,347
Due to affiliates                                  19,301          20,430
                                              ------------    ------------
    Total liabilities                              60,945          34,777
                                              ------------    ------------

Commitments and contingencies

Limited Partners' capital (7,084 Interests
  issued and outstanding)                       1,277,670       7,692,913
General Partner's capital                            None            None
                                              ------------    ------------
Total partners' capital                         1,277,670       7,692,913
                                              ------------    ------------
                                            $   1,338,615   $   7,727,690
                                              ============    ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1994    $    (259,320)$     (62,807)$    (196,513)

Net loss for the year
  ended December 31, 1995            (224,813)       (2,248)     (222,565)
                                  ------------  ------------  ------------
Balance at December 31, 1995         (484,133)      (65,055)     (419,078)

Deemed distribution to
  Limited Partners (A)               (139,010)                   (139,010)
Net income for the year
  ended December 31, 1996           8,316,056        65,055     8,251,001
                                  ------------  ------------  ------------
Balance at December 31, 1996        7,692,913          None     7,692,913

Cash distributions (B)             (6,375,600)                 (6,375,600)
Net loss for the year
  ended December 31, 1997             (39,643)                    (39,643)
                                  ------------  ------------  ------------
Balance at December 31, 1997    $   1,277,670          None $   1,277,670
                                  ============  ============  ============

(A) This amount represents the Partnership's share of a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of Post Lake Apartments, in which the Partnership held a joint venture interest.

(B) This amount represents a distribution of $900 per Limited Partnership Interest made in January 1997.

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                      1997          1996          1995
                                  ------------  ------------  ------------
Income:
  Interest on short-term
    investments                 $     109,561 $      96,127 $       2,621
  Participation in net income
    (loss) of joint ventures with
    affiliates before
    extraordinary item                            9,872,310       (10,437)
                                  ------------  ------------  ------------
  Total income (loss)                 109,561     9,968,437        (7,816)
                                  ------------  ------------  ------------
Expenses:
  Interest on short-term loan
    from an affiliate                                55,702        65,502
  Administrative                      149,204       147,378       141,608
                                  ------------  ------------  ------------
    Total expenses                    149,204       203,080       207,110
                                  ------------  ------------  ------------
(Loss) income before affiliate's
  participation in income from
  joint venture and extraordinary
  item                                (39,643)    9,765,357      (214,926)

Affiliate's participation in
  income from joint venture                      (1,161,182)       (9,887)
                                  ------------  ------------  ------------
(Loss) income before
  extraordinary item                  (39,643)    8,604,175      (224,813)

Extraordinary item:
  Participation in debt
    extinguishment expense with
    affiliates                                     (288,119)
                                  ------------  ------------  ------------
Net (loss) income               $     (39,643)$   8,316,056 $    (224,813)
                                  ============  ============  ============
Income (loss) before
  extraordinary item allocated
  to General Partner                     None $      67,936 $      (2,248)
                                  ============  ============  ============
(Loss) income before
  extraordinary item allocated
  to Limited Partners           $     (39,643)$   8,536,239 $    (222,565)
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                   ------------  ------------  ------------

(Loss) income before
  extraordinary item per Limited
  Partnership Interest (7,084
  issued and outstanding) -
  Basic and Diluted             $       (5.60)$    1,205.00 $      (31.42)
                                  ============  ============  ============


Extraordinary item allocated to
  General Partner                        None $      (2,881)         None
                                  ============  ============  ============
Extraordinary item allocated to
  Limited Partners                       None $    (285,238)         None
                                  ============  ============  ============
Extraordinary item per Limited
  Partnership Interest (7,084
  issued and outstanding) -
  Basic and Diluted                      None $      (40.27)         None
                                  ============  ============  ============
Net income (loss) allocated to
  General Partner                        None $      65,055 $      (2,248)
                                  ============  ============  ============
Net (loss) income allocated to
  Limited Partners              $     (39,643)$   8,251,001 $    (222,565)

                                  ============  ============  ============
Net (loss) income per Limited
  Partnership Interest (7,084
  issued and outstanding) -
  Basic and Diluted             $       (5.60)$    1,164.74 $      (31.42)
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                      1997          1996          1995
                                  ------------  ------------  ------------
Operating activities:
  Net (loss) income             $     (39,643)$   8,316,056 $    (224,813)
  Adjustments to reconcile net
    (loss) income to net cash
    used in operating activities:
      Affiliate's participation
        in income from joint
        venture                                   1,161,182         9,887
      Participation in net
        (income) loss of joint
        ventures with affiliates                 (9,872,310)       10,437
      Participation in debt
        extinguishment expense
        with an affiliate                           288,119
      Net change in:
        Accounts receivable            10,006        10,591       (39,213)
        Accounts payable               27,297         9,867       (10,076)
        Due to affiliates              (1,129)     (164,708)       45,846
                                  ------------  ------------  ------------
  Net cash used in operating
    activities                         (3,469)     (251,203)     (207,932)
                                  ------------  ------------  ------------
Investing activities:
  Capital contributions to
    joint venture with an
    affiliate                                                    (206,000)
  Distributions from joint
    ventures with affiliates                     10,577,074       175,000
                                                ------------  ------------
  Net cash provided by or used in
    investing activities                         10,577,074       (31,000)
                                                ------------  ------------
Financing activities:
  Deemed distribution to
    Limited Partners                               (139,010)
  Proceeds from loan payable -
    affiliate                                                     386,500
  Distributions to joint venture
    partner - affiliate                          (1,461,117)      (45,202)
  Deemed distribution to joint
    venture partner - affiliate                     (48,411)
  Repayment of loan payable -
    affiliate                                    (1,118,145)
  Distribution to Limited Partners (6,375,600)
                                  ------------  ------------  ------------

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                  ------------  ------------  ------------

  Net cash used in or provided
    by financing activities        (6,375,600)   (2,766,683)      341,298
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                      (6,379,069)    7,559,188       102,366

Cash and cash equivalents at
  beginning of year                 7,699,068       139,880        37,514
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $   1,319,999 $   7,699,068 $     139,880
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              BALCOR GROWTH FUND
               A REAL ESTATE INVESTMENT FOR CAPITAL APPRECIATION
                       (An Illinois Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1. Termination of Partnership Affairs:

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, Balcor Growth Fund A Real Estate Investment for Capital Appreciation (the "Partnership") will be dissolved. The Partnership's interests in real estate were sold in 1996. The Partnership has been dismissed as a defendant in a proposed class action lawsuit. There are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Partnership. After retaining approximately $61,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,277,670 ($180.36 per Interest) was made to the Limited Partners in March 1998, which represents all remaining cash reserves. The distribution consisted entirely of Net Cash Proceeds. Including this final distribution, Limited Partners have received cumulative distributions of $1,080.36 per $1,000 Interest, of which $45 represents Net Cash Receipts and $1,035.36 represents Net Cash Proceeds.

The Partnership was terminated in the State of Illinois on March 10, 1998.
On March 10, 1998, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

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

(d) Cash and cash equivalents included all unrestricted, highly liquid investments with an original maturity of three months or less. Cash was held or invested in one financial institution.

(e) The Partnership was not liable for Federal income taxes and each partner recognized his proportionate share of the Partnership income and loss in his tax return; therefore, no provision for income taxes was made in the financial statements of the Partnership.

(f) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and had been applied to all prior earnings periods presented in the financial
statements.   Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership
Interest.

3. Partnership Agreement:

The Partnership was organized in August 1985. The Partnership Agreement provided for Balcor Partners-XX to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 7,084 of which were sold through October 2, 1987, the termination date of the offering.

The Partnership Agreement provided that profits and losses were allocated 99% to the Limited Partners and 1% to the General Partner. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. There was, however, accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts available for distribution, which would have been paid only as a part of the General Partner's share of distributed Net Cash Proceeds. This accrued distributive share along with the General Partner's share of Net Cash Proceeds was subordinated to the receipt by Limited Partners of certain levels of returns as defined in the Partnership Agreement. Based on the amount of Net Cash Proceeds received by the Partnership from the sales of the properties in which it held joint venture interests and the amount of Net Cash Receipts received by the Partnership, the General Partner did not receive any distributions of Net Cash Receipts or Net Cash Proceeds.

4. Investment in Joint Ventures with Affiliates:

(a) The Partnership, through Atlanta Lakes Investors (a partnership whichinitially was wholly-owned by the Partnership), acquired a 50% joint venture interest in Atlanta Lakes Joint Venture which owned Post Lake Apartments. The remaining 50% joint venture interest was owned by Atlanta Lakes, Inc., an entity managed by an affiliate of the General Partner. The Partnership did not raise sufficient capital to enable it to retain its original ownership percentage of Atlanta Lakes Investors without incurring additional mortgage financing. The Partnership transferred 25.83% of its interest in Atlanta Lakes Investors to another affiliate of the General Partner for 25.83% of the amount of the Partnership's cash payments made in connection with the acquisition of the property. Post Lake Apartments was sold in 1996. Atlanta Lakes Investors received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture, and the joint venture was terminated in 1996. During 1996 and 1995, Atlanta Lakes Investors received $5,656,666 and $175,000, respectively, representing its portion of distributions from the joint venture. In addition, Atlanta Lakes Investors received $187,421 during 1996 as its share of a deemed distribution for the State of Georgia withholding taxes paid by the Atlanta Lakes Joint Venture on behalf of the joint venture partners.

(b) The Partnership, through its ownership of Redwood Associates, owned a 50% joint venture interest in Redwood Partners (the "Joint Venture"), a joint venture between Redwood Associates and Sequoia Shores, Inc. (an entity managed by an affiliate of the General Partner). The Joint Venture acquired a 70% general partnership interest in an existing limited partnership which owned Redwood Shores Apartments. Redwood Shores Apartments was sold in 1996.
Redwood Associates received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture, and the joint venture was terminated in 1996. During 1996, Redwood Associates received $4,732,987, representing its portion of distributions from the joint venture. During 1995, Redwood Associates contributed $206,000 to the Joint Venture.

5. Affiliate's Participation in Joint Venture:

Atlanta Lakes Investors was a joint venture between the Partnership and an affiliated partnership. Profits and losses were allocated 74.17% to the Partnership and 25.83% to the affiliate. All assets, liabilities, income and expenses of the joint venture (which owed a 50% equity investment in Atlanta Lakes Joint Venture, the former owner of Post Lake Apartments) were included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Post Lake Apartments was sold in 1996. Atlanta Lakes Investors received its share of the net sales proceeds plus its share of the remaining assets held by Atlanta Lakes Joint Venture, and both joint ventures were terminated in 1996. Distributions of $1,461,117 and $45,202 were made to the affiliate during 1996 and 1995, respectively, as its share of distributions received from Atlanta Lakes Joint Venture.

6. Tax Accounting:

The Partnership kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1997 in the financial statements is $25,472 more than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             $9,539  $4,453   $5,954  $4,809  $29,145  $1,702
    Data processing         3,840   3,116    1,949     693    8,899     479
    Investor communica-
      tions                  None    None     None    None    2,822    None
    Legal                   6,900   3,155    3,324   2,685    4,796     548
    Portfolio management   17,726   8,577   14,236  11,498   25,912   3,018
    Other                     745    None      923     745    2,503     343

During 1996, the General Partner loan of $1,118,145 and accrued interest thereon of $134,900 were fully repaid from a portion of the Partnership's share of the proceeds from the sales of Post Lake Apartments and Redwood Shores Apartments. The Partnership had repaid $100,000 of accrued interest expense earlier in 1996. During 1996 and 1995, the Partnership incurred interest expense of $55,702 and $65,502, respectively. The Partnership paid interest expense of $234,900 during 1996 and paid no interest expense during 1995. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. This rate varied between 5.76% and 6.34% during 1996, prior to the repayment.

8. Extraordinary Item:

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

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

                            ATLANTA LAKES JOINT VENTURE
                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Statements of Income and Expenses and Partners' Capital, for the years ended December 31, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Atlanta Lakes Joint Venture

We have audited the accompanying statements of income and expenses and partners' capital and statements of cash flows of Atlanta Lakes Joint Venture (An Illinois General Partnership) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Atlanta Lakes Joint Venture for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on December 31, 1996.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                 for the years ended December 31, 1996 and 1995

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental and service                       $   3,034,082    $   4,077,724
  Interest on short-term investments              24,331           11,003
                                             ------------     ------------
    Total income                               3,058,413        4,088,727
                                             ------------     ------------

Expenses:
  Interest on mortgage note payable            1,006,193        1,416,761
  Depreciation                                   467,149          653,293
  Amortization of deferred expenses               16,485           21,980
  Property operating                           1,201,775        1,474,839
  Real estate taxes                              183,377          246,286
  Property management fees                       133,782          188,804
  Administrative                                  11,553           10,204
                                             ------------     ------------
    Total expenses                             3,020,314        4,012,167
                                             ------------     ------------
Income before gain on sale of property and
  extraordinary item                              38,099           76,560
Gain on sale of property                       9,295,496
                                             ------------     ------------
Income before extraordinary item               9,333,595           76,560

Extraordinary item:
  Debt extinguishment expense                   (365,668)
                                             ------------     ------------
Net income                                     8,967,927           76,560

Partners' capital at beginning of year         2,720,248        2,993,688

Distributions to joint venture partners      (11,688,175)        (350,000)
                                             ------------     ------------
Partners' capital at end of year                    None    $   2,720,248
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1996 and 1995

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income                               $   8,967,927    $      76,560
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary item:
        Debt extinguishment expense               12,821
      Gain on sale of property                (9,295,496)
      Depreciation of property                   467,149          653,293
      Amortization of deferred expenses           16,485           21,980
      Net change in:
        Escrow deposits                           80,257           12,100
        Accounts receivable                      218,300          (11,120)
        Accounts payable                            (902)          (2,210)
        Security deposits                       (109,891)           1,882
                                             ------------     ------------
  Net cash provided by operating activities      356,650          752,485
                                             ------------     ------------
Investing activities:
  Proceeds from sale of property              26,600,000
  Payment of selling costs                      (303,000)
                                             ------------
  Net cash provided by investing activities   26,297,000
                                             ------------
Financing activities:
  Distributions to joint venture partners    (11,313,334)        (350,000)
  Deemed distribution to joint venture
    partners                                    (374,841)
  Repayment of mortgage note payable         (15,036,078)
  Principal payments on mortgage note
    payable                                     (158,952)        (220,848)
                                             ------------     ------------
  Cash used in financing activities          (26,883,205)        (570,848)
                                             ------------     ------------

Net change in cash and cash equivalents         (229,555)         181,637

Cash and cash equivalents at beginning of
  year                                           229,555           47,918
                                             ------------     ------------
Cash and cash equivalents at end of year            None    $     229,555
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                          ATLANTA LAKES JOINT VENTURE
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Atlanta Lakes Joint Venture (the "Joint Venture") was engaged solely in the operation of residential real estate located in Atlanta, Georgia (Post Lake Apartments). Post Lake Apartments was sold in 1996. The Partnership Agreement provides for dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the Joint Venture to make estimates and assumptions that affected the reported amounts of revenues and expenses during the reporting period. Actual results could have varied from those estimates.

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

(c) Deferred expenses consisted of financing fees which were amortized over the term of the agreement through the date of the property's sale. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(d) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(e) The Joint Venture was not liable for Federal income taxes and each partner recognized its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes was made in the financial statements of the Joint Venture.

3. Joint Venture Agreement:

The Joint Venture was organized in December 1986 and provided for Atlanta Lakes Investors, an Illinois limited partnership, and Atlanta Lakes, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). Atlanta

Lakes Investors was owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF") and Balcor Employee Investment Partners-87. An affiliate of the General Partner of BGF managed the business activities of Atlanta Lakes, Inc.

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

During 1996 and 1995, the Joint Venture distributed cash of $11,313,334 and $350,000, respectively, to its Partners. During 1996, the Joint Venture made a deemed distribution of $374,841 for the State of Georgia withholding taxes paid on behalf of the joint venture partners.

4. Mortgage Note Payable:

The Joint Venture obtained first mortgage financing in the amount of $16,575,000 collateralized by Post Lake Apartments. The mortgage note payable was repaid when the property was sold in 1996. The mortgage note bore interest at the rate of 9.25% and was payable in monthly installments of principal and interest of $136,468.

During 1996 and 1995, the Joint Venture incurred and paid interest expense on the mortgage note payable of $1,006,193 and $1,416,761, respectively.

5. Management Agreement:

Post Lake Apartments was managed by an affiliate of the seller for a management fee of 4.25% of gross receipts. In addition, the manager was entitled to receive 20% of operating income in excess of the budgeted operating income for each year up to an amount which, when added to the base monthly fee, equaled 5.5% of the gross receipts for Post Lake for such calendar year. The manager earned $15,240 of additional management fees for 1995. The operating income did not exceed the budgeted operating income in 1996. The management agreement was terminated when the property was sold in 1996.

6. Tax Accounting:

The Joint Venture kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which were prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences was that the net income for 1996 in the financial statements was $5,531,252 less than the tax income of the Joint Venture for the same period.

7. Property Sale:

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

                               REDWOOD PARTNERS
                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Statements of Income and Expenses and Partners' Deficit, for the years ended December 31, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Redwood Partners

We have audited the accompanying statements of income and expenses and partners' capital and statements of cash flows of Redwood Partners (An Illinois General Partnership) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Redwood Partners for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on December 31, 1996.



                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' DEFICIT
                for the years ended December 31, 1996 and 1995


                                                 1996             1995
                                             ------------     ------------
Income:
  Rental and service                       $   2,797,528    $   3,604,060
  Interest on short-term investments             260,846          271,092
                                             ------------     ------------
    Total income                               3,058,374        3,875,152
                                             ------------     ------------

Expenses:
  Interest on mortgage note payable            1,012,566        2,047,003
  Depreciation                                   524,446          730,651
  Amortization of deferred expenses               53,883           17,961
  Property operating                             905,591          857,163
  Real estate taxes                              218,475          296,936
  Property management fees                       122,614          139,319
  Administrative                                  36,396           64,760
                                             ------------     ------------
    Total expenses                             2,873,971        4,153,793
                                             ------------     ------------
Income (loss) before gain on sale of
  property, seller's participation in joint
  venture and extraordinary item                 184,403         (278,641)

Gain on sale of property                      15,823,862

Seller's participation in (income) loss
  of joint venture                            (5,612,153)         181,206
                                             ------------     ------------
Income (loss) before extraordinary item       10,396,112          (97,435)

Extraordinary item:
  Debt extinguishment expense                   (287,369)
                                             ------------     ------------
Net income (loss)                             10,108,743          (97,435)

Partners' deficit at beginning of year          (642,768)        (957,333)

Contributions from joint venture partners                         412,000

Distributions to joint venture partners       (9,465,975)
                                             ------------     ------------
Partners' deficit at end of year                    None    $    (642,768)
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1996 and 1995

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income (loss)                        $  10,108,743    $     (97,435)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment expense              287,369
      Gain on sale of property               (15,823,862)
      Seller's participation in income
        (loss) from joint venture              5,612,153         (181,206)
      Depreciation of property                   524,446          730,651
      Amortization of deferred expenses           53,883           17,961
      Net change in:
        Accounts receivable                      587,529         (243,301)
        Accounts payable                         (70,217)          66,327
        Security deposits                       (113,213)          (2,352)
                                             ------------     ------------
  Net cash provided by operating activities    1,166,831          290,645
                                             ------------     ------------
Investing activities:
  Proceeds from sale of property              11,780,000
  Payment of selling costs                       (43,728)
                                             ------------
  Net cash provided by investing activities   11,736,272
                                             ------------
Financing activities:
  Contributions by joint venture partners                         412,000
  Contributions by joint venture partner -
    seller                                                        181,206
  Distributions to joint venture partners     (9,465,975)
  Distributions to joint venture partner -
    seller                                    (5,612,153)
  Refund of bond reserve                       2,478,000
  Principal payments on mortgage note
    payable                                     (310,000)        (387,500)
  Payment of deferred expenses                                   (359,213)
  Funding of reserve for replacements                            (140,000)
                                             ------------     ------------
  Net cash used in financing activities      (12,910,128)        (293,507)
                                             ------------     ------------

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                           STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1996 and 1995
                                  (Continued)

                                                 1996             1995
                                             ------------     ------------


Net change in cash and cash equivalents           (7,025)          (2,862)

Cash and cash equivalents at beginning of
  year                                             7,025            9,887
                                             ------------     ------------
Cash and cash equivalents at end of year            None    $       7,025
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                               REDWOOD PARTNERS
                       (An Illinois General Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Redwood Partners (the "Joint Venture") was engaged solely in the operation of residential real estate located in the Redwood City, California market (Redwood Shores Apartments). Redwood Shores Apartments was sold in 1996. The Partnership Agreement provides for dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Joint Venture distributed the proceeds from the sale of the property as well as the remaining assets of the Joint Venture, and the Joint Venture was terminated on December 31, 1996.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the Joint Venture to make estimates and assumptions that affected the reported amounts of revenues and expenses during the reporting period. Actual results could have varied from those estimates.

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

(d) Deferred expenses consisted of financing fees which were amortized over the term of the re-marketing period of the bonds secured by the property, through the date of the property's sale. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Joint Venture was not liable for Federal income taxes and each partner recognized its proportionate share of the Joint Venture loss or income in its tax return; therefore, no provision for income taxes was made in the financial statements of the Joint Venture.

3. Joint Venture Agreement:

The Joint Venture was organized in April 1987 and provided for Redwood Associates, an Illinois limited partnership, and Sequoia Shores, Inc., an Illinois corporation, to be joint venturers (together, the "Partners"). In
June 1987, the Joint Venture acquired a 70% general partnership interest in RSAA, an existing California limited partnership which owned the Redwood Shores Apartments in Redwood City, California. Redwood Associates was owned by Balcor Growth Fund A Real Estate Investment for Capital Appreciation ("BGF"). An affiliate of the General Partner of BGF managed the business activities of Sequoia Shores, Inc.

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

RSAA incurred and paid interest expense in 1996 and 1995 on the Bond Loan of $1,012,566 and $2,047,003, respectively.

5. Management and Guarantee Agreement:

An affiliate of the seller, the limited partner of RSAA, was managing the property for a fee of 4% of gross rental receipts prior to its sale. The management agreement extended through the sale date of the property. In addition, Redwood Partners received a management fee of 1% of gross rental income plus $10,000 from RSAA.

6. Tax Accounting:

The Joint Venture kept its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which were prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences was that the net income for 1996 in the financial statements was $2,775,790 less than the tax income of the Joint Venture for the same period.

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

8. Extraordinary Item:

In connection with the sale of Redwood Shores Apartments, the Joint Venture wrote off the remaining unamortized deferred financing fees related to the loan which collateralized the property in the amount of $287,369. This amount was recognized as an extraordinary item and was classified as debt extinguishment expense.